Form 10-Q
period 2013-10-31
Dinamo Corp
filed 2013-12-11
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-189550

DINAMO CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

3990

(Primary Standard Industrial Classification Number)

EIN 33-1227831

 (IRS Employer

Identification Number)

35 Frensham Walk, Farnham Common, Slough, Buckinghamshire SL2 3QF, UK (Address of principal executive offices)

+ 44 161 2983401
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

1 | Page

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,500,000 common shares issued and outstanding as of December 9, 2013.

2 | Page

DANAMO CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (unaudited)	3

	Balance Sheets as of October 31, 2013 (unaudited) and April 30, 2013 (audited)	4

	Statement of Operations for the three and six months ended October 31, 2013 and from March 25, 2013 (Date of Inception) to October 31, 2013 (unaudited)	5

	Statement of Stockholders’ Equity for the period from March 25, 2013 (Inception) to October 31, 2013 (unaudited)	6

	Statement of Cash Flows for the six months ended October 31, 2013 and from March 25, 2013 (Date of Inception) to October 31, 2013 (unaudited)	7

	Notes to the Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures

3 | Page

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Dinamo Corp. (the “Company”), (a development stage company), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

4 | Page

DINAMO CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	October 31, 2013 (Unaudited)	April 30, 2013 (Audited)

ASSETS
Current
Cash and cash equivalents	$300	4,549
Prepaid Expenses	139	-
Total Current Assets	439	4,549

Total Assets	$439	4,549

LIABILITIES
Current
Loan from director- Note 3	$8,200	500
Total Liabilities	$8,200	500

STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital – Note 4
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued:
4,500,000 common shares	4,500	4,500
Additional paid-in capital
Deficit accumulated during the development stage	(12,261)	(451)
Total Stockholders’ Equity (Deficit)	$(7,761)	4,049

Total Liabilities and Stockholders’ Equity (Deficit)	$439	4,549

See accompanying notes to unaudited financial statements.

5 | Page

DINAMO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013 AND

FROM MARCH 25, 2013 (INCEPTION) TO OCTOBER 31, 2013

(Unaudited)

	Three Months Ended October 31, 2013	Six Months Ended October 31, 2013	Cumulative Period from Inception March 25, 2013 To October 31, 2013
REVENUES	$0	0	0

OPERATING EXPENSES
General and Administrative Expenses	5,263	11,810	12,261
TOTAL OPERATING EXPENSES	5,263	11,810	12,261
NET LOSS FROM OPERATIONS	(5,263)	(11,810)	(12,261)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(5,263)	(11,810)	(12,261)

BASIC AND DILUTED LOSS PER SHARE	$0	0
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED(Note 4)	4,500,000	4,500,000

See accompanying notes to unaudited financial statements.

6 | Page

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 25, 2013 (INCEPTION) TO OCTOBER 31, 2013

(Unaudited)

	Common Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Common stock issued for cash:– at $0.001 per share April 30, 2013	4,500,000	4,500	-	-	4,500
Net loss for period March 25, 2013to April 30, 2013				(451)	(451)
Balance, April 30, 2013	4,500,000	4,500	-	(451)	4,049

Net loss for the period				(11,810)	(11,810)
Balance, October 31, 2013	4,500,000	4,500	-	(12,261)	(7,761)

See accompanying notes to unaudited financial statements.

7 | Page

DINAMO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND

FROM MARCH 25, 2013 (INCEPTION) TO OCTOBER 31, 2013

(Unaudited)

	Six Months Ended October 31, 2013	Cumulative Period from Inception March 25, 2013 To October 31, 2013

Cash flows from operating activities:
Net loss	(11,810)	(12,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid Expenses	(139)	(139)
Net cash used in operating activities	(11,949)	(12,400)

Cash flows from financing activities:
Common stock issued for cash		4,500
Loans from director	7,700	8,200
Net cash provided by financing activities	7,700	12,700

Cash flows from investing activities:
Net cash provided by investing g activities	-	-

Net increase (decrease) in cash	(4,249)	202

Cash, beginning of the period	4,549	-

Cash, end of the period	300	300

See accompanying notes to unaudited financial statements.

8 | Page

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Dinamo Corp. was incorporated in the State of Nevada on March 25, 2013. We are a development-stage company formed to develop redemption machines (Bad Pirates, Treasure diver). Dinamo Corp. will then distribute these redemption machines to clients. The machines can be adjusted to different voice and language settings as well as program the clients’ own script. This allows for co-branding when used to advertise where conveniently placed. Our machines can be programmed and sound in different languishes that can allow owners to promote some special while it is being used.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our S-1 for the fiscal year ended April 30, 2013, filed with the Securities and Exchange Commission on October 03, 2013.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $300 of cash as of October 31, 2013.

Fair Value of Financial Instruments

9 | Page

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

10 | Page

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

11 | Page

Dinamo Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

12 | Page

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

(Unaudited)

NOTE 3 – LOAN FROM DIRECTOR

	October 31, 2013	April 30, 2013
	(unaudited)	(audited)
Loan	$8,200	$500
	$8,200	$500

Loan outstanding to the Director is $8,200 as of October 31, 2013. This is non-interest bearing loan due on demand.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 30, 2013, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

There were 4,500,000 shares of common stock issued and outstanding as of October 31, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

As of October 31, 2013, the Company had net operating loss carry forwards of approximately $12,261 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

October 31, 2013 (unaudited)
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,169
Less: valuation allowance	(4,169)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,261 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

13 | Page

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

(Unaudited)

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Dinamo Corp. was incorporated in the State of Nevada as a for-profit company on March 25, 2013 and established a fiscal year end of April 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop and distribute our product to the redemption and entertainment industry. To date, we have had limited operations. We have developed our business plan, and executed Contract with PW Cosmet Kosiński Zbigniew, where we engage "COSMET” as an independent contractor for the specific purpose of developing, manufacturing and supplying products for us. Our operations to date have been merely preparatory and have not generated any revenues.

14 | Page

PRODUCT

Dinamo Corp. has executed Contract on 27th day of March 2013, with "COSMET", manufacturing company having a principal office in Torun, Poland. According to the agreement, "COSMET" has agreed to develop, manufacture and supply us with redemption machines (Bad Pirates, Treasure diver). Dinamo Corp. will then distribute these redemption machines to their clients. The machines can be adjusted to different voice and language settings as well as program the clients’ own script. This allows for co-branding when used to advertise where conveniently placed. Our machines can be programmed and sound in different languages that can allow owners to promote some special while it is being used. We are not going to be involved in co-branding but the owners can use it as an advertising tool if needed.

The redemption machines will have MP3 sound, adjustable to selection of languages, standard programmable coin acceptor for any currency coins or tokens, compatible with most bill acceptors and ticket dispensers. The redemption machines are coin operated: players insert coin/token/bill, press start button and play the game. Dinamo Corp. may expand its line of products in the future by incorporating additional coin-operated amusement games for all ages. We plan to distribute the product line which consists of:

Bad Pirates

“Bad Pirates” is the pirate themed funny and attractive double or single player game. Players just press the buttons on the desktop to fire the cannons to try and hit as many rotating “bad pirates” figures as they can in the specified time to win tickets. It is our subjective belief that comic-style artwork along with great audio and visual effects all in the eye catching, colorful cabinet will make Bad Pirates an irresistible redemption game.

Treasure diver

“Treasure Diver” is the redemption game deep sea treasure hunting theme. The goal of the game is to catch a prize by controlling the diver figure in desired time then the hook drops down automatically and picks up a prize.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE AND SIX MONTHS PERIOD ENDED OCTOBER 31, 2013

Our net loss for the three months period ended October 31, 2013 was $5,263. Our net loss for six months period ended October 31, 2013 was $11,810.  During the three and six month periods ended October 31, 2013 we have not generated any revenue.

During the three and six month period ended October 31, 2013, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 4,500,000 for the three and six month period ended October 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS PERIOD ENDED OCTOBER 31, 2013

As at October 31, 2013, our total assets were $439. Total assets were comprised of $300 in cash and prepaid expenses of $139. As at October 31, 2013, our current liabilities were $8,200. Stockholders’ equity (deficit) was $(7,761).

15 | Page

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2013, net cash flows used in operating activities was $(11,949) For the period from inception (March 25, 2013) to October 31, 2013, net cash flows from operating activities was $(12,400).

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended October 31, 2013, and for the period from inception (March 25, 2013) to October 31, 2013, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended October 31, 2013, cash flow for financing activities was $7,700. For the period from inception (March 25, 2013) to October 31, 2013, net cash provided by financing activities was $12,700  received from proceeds from issuance of common stock and director loans.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Jolanta Gajdzis, our president and director, may lend us funds. However, Ms. Gajdzis has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

16 | Page

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

17 | Page

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Farnham Common, United Kingdom, on December 9, 2013.

DINAMO CORP.

By:
Name:	Jolanta Gajdzis
Title:	President and Treasurer
(Principal Executive, Financial and Accounting Officer)

18 | Page