Form 10-Q
period 2014-01-31
Dinamo Corp
filed 2014-03-18
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-189550

DINAMO CORP.
(Exact name of small business issuer as specified in its charter)
Nevada 3990 33-1227831 (State or other jurisdiction of incorporation or organization) (Primary Standard Industrial Classification Number) (IRS Employer Identification Number)

35 Frensham Walk, Farnham Common, Slough, Buckinghamshire SL2 3QF, UK (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,090,000 common shares issued and outstanding as of March 17, 2014.

DANAMO CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (unaudited)	3

	Balance Sheets as of January 31, 2014 and April 30, 2013 (unaudited)	4

	Statement of Operations for the three and nine months ended January 31, 2013 and from March 25, 2013 (Date of Inception) To January 31, 2014 (unaudited)	5

	Statement of Stockholders’ Equity for the period from March 25, 2013 (Inception) to January 31, 2014 (unaudited)	6

	Statement of Cash Flows for the nine months ended January 31, 2014 and from March 25, 2013 (Date of Inception) to January 31, 2014 (unaudited)	7

	Notes to the Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures

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

DINAMO CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	January 31, 2014	April 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$8,594	4,549
Prepaid Expenses	97	-
Total Current Assets	8,691	4,549

Total Assets	$8,691	4,549

LIABILITIES
Current Liabilities
Accrued Expenses	1,000
Loan from director- Note 3	$8,200	500
Total Liabilities	$9,200	500

STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital – Note 4
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued:
4,930,000 and 4,500,000 shares issued and outstanding respectively	4,930	4,500
Additional paid-in capital	8,170
Deficit accumulated during the development stage	(13,609)	(451)
Total Stockholders’ Equity (Deficit)	$(509)	4,049

Total Liabilities and Stockholders’ Equity (Deficit)	$8,691	4,549

See accompanying notes to financial statements.

DINAMO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014 AND

FROM MARCH 25, 2013 (INCEPTION) TO JANUARY 31, 2014

(Unaudited)

	Three Months Ended January 31, 2014	Nine Months Ended January 31, 2014	Cumulative Period from Inception March 25, 2013 To January 31, 2014
REVENUES	$0	0	0

OPERATING EXPENSES
General and Administrative Expenses	1,348	13,158	13,609
TOTAL OPERATING EXPENSES	1,348	13,158	13,609
NET LOSS FROM OPERATIONS	(1,348)	(13,158)	(13,609)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,348)	(13,158)	(13,609)

BASIC AND DILUTED LOSS PER SHARE	$0	0
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED(Note 4)	4,657,283	4,552,428

See accompanying notes to financial statements.

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 25, 2013 (INCEPTION) TO JANUARY 31, 2014

(Unaudited)

	Common Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Common stock issued for cash:– at $0.001 per share April 30, 2013	4,500,000	4,500	-	-	4,500
Net loss for period March 25, 2013to April 30, 2013				(451)	(451)
Balance, April 30, 2013	4,500,000	4,500	-	(451)	4,049

Common stock issued for cash:– at $0.02 per share December 2013	300,000	300	5,700		6,000
Common stock issued for cash:– at $0.02 per share January 2014	130,000	130	2,470		2,600
Net loss for the period				(13,158)	(13,158)
Balance, January 31, 2014	4,930,000	4,930	8,170	(13,609)	(509)

See accompanying notes to financial statements.

DINAMO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014 AND

FROM MARCH 25, 2013 (INCEPTION) TO JULY 31, 2014

(Unaudited)

	For the nine months ended January 31, 2014	For the period from March 25, 2013 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (13,158)	$ (13,609)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Prepaid Expenses	(97)	(97)
Accrued Expenses	1,000	1,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,255)	(12,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	8,600	13,100
Loans payable	7,700	8,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,300	21,300

NET INCREASE IN CASH	4,045	8,594
Cash, beginning of period	4,549	0
Cash, end of period	$ 8,594	$ 8,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,594 of cash as of January 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

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

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

(Unaudited)

NOTE 3 – LOAN FROM DIRECTOR

	January 31, 2014	April 30, 2013

Loan	$8,200	$500
	$8,200	$500

Loan outstanding to the Director is $8,200 as of January 31, 2013. This is non-interest bearing loan due on demand.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 30, 2013, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

In December 2013, the Company issued 300,000 shares of common stock for cash proceeds of $6,000 at $0.02 per share.

In January 2014, the Company issued 130,000 shares of common stock for cash proceeds of $2,600 at $0.02 per share.

There were 4,930,000 shares of common stock issued and outstanding as of January 31, 2014.

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

NOTE 6 – INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $13,609 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

DINAMO CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

January 31, 2014 (unaudited)
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,627
Less: valuation allowance	(4,627)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,609 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In February 2014, the Company issued 160,000 shares of common stock for cash proceeds of $3,200 at $0.02 per share.

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

GENERAL

Dinamo Corp. was incorporated in the State of Nevada as a for-profit company on March 25, 2013 and established a fiscal year end of April 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop and distribute our product to the redemption and entertainment industry. To date, we have had limited operations. We have developed our business plan, and executed Contract with PW Cosmet K osiński Zbigniew, where we engage "COSMET” as an independent contractor for the specific purpose of developing, manufacturing and supplying products for us. Our operations to date have been merely preparatory and have not generated any revenues.

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

THREE AND NINE MONTHS PERIOD ENDED JANUARY 31, 2014 AND FROM MARCH 25, 2013 (DATE OF INTERTSEPTION) TO JANUARY 31, 2014

Our net loss for the three months period ended January 31, 2014 was $1,348. Our net loss for nine months period ended January 31, 2014 was $13,158. Our net loss from March 25, 2013 (Date of Inception) to January 31, 2014 was $13,609.

During the three and nine month periods ended January 31, 2014 and from March 25, 2013 (Date of Inception) to January 31, 2014 we have not generated any revenue.

During the three and nine month period ended January 31, 2014, and from March 25, 2013 (Date of Inception) to January 31, 2014 our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 4,657,283 for the three and 4,552,428 for the nine month period ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTHS PERIOD ENDED JANUARY 31, 2014

As at January 31, 2014, our total assets were $8,691. Total assets were comprised of $8,594 in cash and prepaid expenses of $97. As at January 31, 2014, our current liabilities were $9,200. Stockholders’ equity (deficit) was $(13,609).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended January 31, 2014, net cash flows used in operating activities was $(306). For the nine months period ended January 31, 2014, net cash flows used in operating activities was $(12,255).   For the period from inception (March 25, 2013) to January 31, 2014, net cash flows from operating activities was $(12,706).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three, and nine months period ended January 31, 2014, and for the period from inception (March 25, 2013) to January 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the three and nine months period ended January 31, 2014, cash flow for financing activities was $8,600, and $16,300 respectively. For the period from inception (March 25, 2013) to January 31, 2014, net cash provided by financing activities was $21,300  received from proceeds from issuance of common stock and director loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Farnham Common, United Kingdom, on March 17 , 2014.

DINAMO CORP.

By:	Jolanta Gajdzis
Name:	Jolanta Gajdzis
Title:	President and Treasurer
(Principal Executive, Financial and Accounting Officer)