Form 10-K
period 2014-04-30
Dinamo Corp
filed 2014-07-25
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-189550

DINAMO CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	3990 (Primary Standard Industrial Classification Number)	33-1227831 (IRS Employer Identification Number)

35 Frensham Walk, Farnham Common, Slough, Buckinghamshire SL2 3QF, UK (Address of principal executive offices)

+ 44 161 2983401
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                        Accelerated filer ☐                              Non-accelerated filer ☐                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,500,000 common shares issued and outstanding as of October 31, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Our games product will come with a 1 year warranty. We plan on expanding our product selection in the future. All of our products will have CE (world-wide European standard) accreditation and will meet the ASTM & CPSIA standards regarding fire resistance and lead content.

It is our subjective belief that redemption games are very popular outdoor in FEC (Family Entertainment Center), resorts or just a standalone attraction. This type of game can be used in: hotels, entertainment parks, FEC's, redemption rooms or organizers of public entertainments.

As of September 8, 2013, Wikipedia states, “Redemption games are typically [redemption] games of skill that reward the player proportionally to their score in the game. The reward most often comes in the form of tickets, with more tickets being awarded for higher scores. These tickets can then be redeemed at a central location for prizes. The most inexpensive prizes (candy, small plastic or rubber toys) may only require a small number of tickets to acquire, while the most expensive ones (skateboards, low end electronics) may require several thousand. In general, the amount of money spent to win enough tickets for a given prize will exceed the value of the prize itself.”

A variation on the ticket-based redemption game is the merchandiser, which directly displays and dispenses merchandise, rather than dispensing tickets which are then redeemed for prizes.

It is our subjective belief that redemption games can be seen as the modern successor to carnival games, as the same general principles apply.

Target Market

This is our subjective belief based on our observations and information that has been given to us by major USA distributors (Betson, Weiner Dist, Moss Dist) that computer and video games have increased in popularity over time, and they have caused significant impact upon popular culture and have spawned many fads. More complex game (computer game) requires more skills and so will not be suitable for all the ages where simple game will. The unfortunate side of computer games is that they are quickly replaced by the-next-best-thing. Quick developments of technology has stock continuously changing with popularity. The simple and easy to use machines are set to provide the customers with the skilful challenge they seek with no advanced or special game features. This helps to keep the cost of machines low. The machines do not require computer skills which broaden the perspective target market to anyone seeking the thrill of a simple skill or strength-testing game at an affordable cost.

Our games are designed for players who enjoy interactive games that provide a challenge contest.

The majority of their skill-testing end-users are males/female between 10 – 35 years of age.

Industry analysis

Amusement/Coin Operated industry is an established structure of distributors, route operators, family entertainment centers, redemption rooms, carnivals and amusements parks. In North America, there are several associations such as IAAPA (International Association of Amusement Parks and Attractions), AMOA (Amusement and Music Operators Association), IALEI (International Association for the Leisure & Entertainment Industry). Internationally, there are similar associations in most developed countries. Each of these organizations has members, each being a potential customer for Dinamo Corp platform. In addition to the “organized” part of the industry, there are many smaller operators that can be reached via industry magazine advertising and direct contact. However, there is no assurance that we will be successful in finding any potential customers.

Marketing

Trade shows:

In North America, there are several associations in amusement industry, such as IAAPA (International Association of Amusement Parks and Attractions), AMOA (Amusement and Music Operators Association). Trade show marketing will be a key component of our overall marketing campaign. We intend to present at a major amusement industry trade show within 7-12 months since the completion of our public offering the subject of this prospectus. Average trade show cost about $3,500 for a booth and $1,000 to deliver goods.

Direct contact with distributors

We have identified some of distributors of coin operated amusement games and rides in the U.S.A., Canada and Brazil, and intend to market directly to these distributors.

Major Operators

The idea of a redemption game, such as "Bad Pirates” or "Treasure diver" is to be played at some location by people who operate them, who buy this kind of games from distributor who in the same time buys them from manufacturer. We are planning to approach our goal by following two directions: first is to sell products to distributors and second is to place our products in locations that are suitable for them on a revenue share bases. We have identified a number of major national operators of amusement equipment that we are planning to work with. Dinamo have entered into preliminary talks with several large operators (AMA Distributors, CH Amusement, North Gate Amusement) in order to evaluate feasibility of joint venture operation of our product in large numbers as an alternative to doing sales alone. We found their listing on the Internet and thought referrals given to us by distributors. Working with a major operator would provide opportunity of mass placement of the product while receiving revenue over a long period of time, as opposed to one-time sales. We are planning (depends on the state) to have one or two distributor in one state. In the same time there are number of states that have no redemption game distributors (e.g. New Mexico, North Dakota, Vermont etc.) and operators buying redemption games from distributors in different states. In this case we do not have any obligations to distributors from other states and we can sell to operators directly or have "Profit share” agreement with operator. "Profit Share” agreement is an agreement where we will provide equipment and operator will provide location. Instead of selling products to operators we can place them into locations operators already have and have revenue share with them. That is how we can profit from selling machines - to distributors and profit share - with operators. When we sell machine we make profit only once, with machine placed at the location and with period of time 2-3 years we can make more profit than from one time sale. To play a game it cost an user $0.5-1.00. We spoke to number of distributors and operators and they informed us that return on investment of $4000-$6000 per machine, on average, will take 8-12 month, so within 2-3 years we can collect money from operations and after the term we can still sell it with 25-35% discount, as used one, which is still higher than our cost. Within 2-3 years we will collect $10000 -$15000, half of which will be our profit due to "Profit Share" agreement.

After 2-3 years machine can be sold or moved to a new location and be replaced with different kind. It is necessary to do replacements, after a period of time, to insure that people are not getting bored with the same game and as soon as it happens give them something new to play. (e.g. "Bad Pirates” exchange with "Treasure diver")

Placing machines with distributors /operators will give as an information on how well the game performs at what location and what needs to be changed in the game to make it more attractive. That information will be used to make the game better and more appealing.

Industry advertising

We intend to advertise online and using ads in industry-related magazines. Some sites and industry media has already been identified. Media advertising campaign will coincide with Trade Show marketing campaign.

Freight

Product availability is also a key component of sales, especially when it comes to revenue-generating equipment. We have researched delivery methods, cost and estimated delivery times to all major markets. Based on the fact that first manufactured units will be produced in Poland, we anticipate 25 days delivery time to USA/Canada and 35 days to any distributor in Brazil.

Contracts

We have executed the Contract on 27th of March 2013, with Cosmet, a manufacturing company having a principal office in Torun, Poland. According to the agreement, Cosmet has agreed to develop and manufacture and supply us with game products. Cosmet will develop, test, manufacture and supply the Products under the terms and conditions contained in the agreement. The material terms of the Contract are that (i) Cosmet will develop and manufacture the two redemption games, Bad Pirates and Treasure Diver, that we plan to market and sell, (ii) Cosmet must pay for the development of the Bad Pirates and Treasure Diver redemption games, (iii) we must purchase $1,000,000 of Bad Pirates and/or Treasure Diver redemption games at a cost of $2,600 per Bad Pirates redemption game and $1,900 per Treasure Diver redemption game, and (iv) we have the exclusive right to manufacture and distribute the Bad Pirates and Treasure Diver redemption games.

Revenue

-	Our revenue will be 30-40 % mark up: depending on quantity of the order.

-

Manufacturer gives us 90 days to pay an invoice and we give to our customers 30- 60 days depending on a quantity of the order to pay their invoices which allows us to make sales without initial investment for redemption machines.

-	We will not keep warehousing and shipping within the country because all the products will be going directly to our clients from the manufacturer eliminating our storage costs.

Competition

There are few barriers of entry in the redemption machines distribution business and level of competition is extremely high. There are many domestic and international distributors of redemption machines. We will be in direct competition with them. Many large distributors have greater financial capabilities than us and will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies may be able to afford to offer more competitive prices for redemption machines similar to those that we plan to sell which may also cause us to lose business.  We plan on competing with such larger competitors by offering better pricing of our redemption machines and by offering redemption machines that other companies do not offer by attempting to negotiate agreements with redemption machine manufacturers which provide us with exclusive marketing and distribution rights.

Insurance

We do not presently maintain any insurance. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations. While we intend to maintain insurance in the future for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Employees and Employment Agreements

 At present, we have no employees other than , Jolanta Gajdzis, our president and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

Note applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of April 30, 2014, no shares of our common stock have traded

Number of Holders

As of April 30, 2014, the 5,650,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2014 and or the period from March 25, 2013 (inception) to April 30, 2014.  We have not paid any cash dividends since March 25, 2013 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On April 30, 2013, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 1,150,000 shares of common stock for cash proceeds of $23,000 at $0.02 per share.

There were 5,650,000 shares of common stock issued and outstanding as of April 30, 2014.

Purchase of our Equity Securities by Officers and Directors

On April 30, 2013, Dinamo Corp. offered and sold 4,500,000 share of common stock to our president and director, Jolanta Gajdzis, for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,500 and on April 30, 2013. Dinamo Corp. made the offer and sales in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of any securities an no general solicitations were made to any person.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED APRIL 30, 2014 COMPARED TO THE PERIOD FROM MARCH 25, 2013 (DATE OF INCEPTION) TO APRIL 30, 2014.

Revenue

We recognized no revenue during the twelve months ended April 30, 2014 and for the period from March 25, 2013 (Inception) to April 30, 2013.

Operating expenses

We incurred operating expenses of $14,458 during the twelve months ended April 30, 2014 compared to $451 of operating expenses in the period from March 25, 2013 (Inception) to April 30, 2013. Our operating expenses consisted of bank service charges, professional fees and business license and permits. Expenses incurred during the fiscal year ended April 30, 2014 as compared to period ended April 30, 2013 increased primarily due to the increased scale and scope of business operations.

Net Losses

Our net loss for the fiscal year ended April 30, 2014 was $14,458 compared to a net loss of $451 during the period from March 25, 2012 (Inception) to April 30, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014, our total assets were $20,791 comprised of cash and cash equivalents $5,736 and prepaid expenses of $ 15,055 and our total liabilities were $8,200 comprised solely of loans from director. As of April 30, 2013, our total assets were $5,549 comprising cash and our total liabilities were $500 comprised solely of a loan form director.

Shareholders’ equity increased from $4,049 as of April 30, 2013 to $12,591 as of April 30, 2014 due to issuance of common stock for cash largely offset by the losses incurred in the year

The Company has incurred a loss since Inception (March 25, 2013) resulting in an accumulated deficit of $14,909 as of April 30, 2014 and further losses are anticipated in the development of its business.

Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended April 30, 2014 and for the period from Inception (March 25, 2013) to April 30, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2014, net cash flows used in operating activities was $29,513. For the period from March 25, 2013 (Inception) to April 30, 2013, net cash flows used in operating activities were $451.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended April 30, 2014, net cash from financing activities was $30,700 consisting of $23,000 of proceeds received from the sale of shares of our common stock and $7,700 by way of loan from a director. For the period from inception (March 25, 2013) to April 30, 2013, net cash provided by financing activities was $5,000 consisting of $4,500 of proceeds from the sale of shares of our common stock and $500 by way of loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have not purchased any significant equipment during the last - twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2014 and April 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

SIGNIFCANT ACCOUNTING POLICIES

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

DINAMO CORP.

TABLE OF CONTENTS

APRIL 30, 2014

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road

Suite.308

Clearwater, FL 33759

Toll fee: 855.334.0934

Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dinamo Corp.

We have audited the accompanying balance sheet of Dinamo Corp. (a development stage company)  as of April 30, 2014 , and the related statement of operations, stockholders’ deficiency, and cash flows from Inception (March 25, 2013) through April 30, 2014 and the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as April 30, 2013 and for the period from Inception (March 25, 2013) through April 30, 2013 were audited by another accounting firm who expressed an unqualified opinion of them on June 10, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as  from Inception (March 25, 2013) through , and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

July 15, 2014

PCAOB Registered
AICPA Member

To The Board of Directors and Stockholders

Dinamo Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Dinamo Corp. as of April 30, 2013 and the related statements of operations, changes in stockholders’ equity and cash flows from March 25, 2013 (Date of Inception) to April 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dinamo Corp. as of April 30, 2013 and the results of its operations and cash flows from March 25, 2013 (Date of Inception) to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues from its planned principal operations and has does not have sufficient working capital to pay for its operating expenses over the next 12 months. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Goldman Accounting Services CPA, PLLC

Goldman Accounting Services CPA, PLLC

Suffern, NY

June 10, 2013

DINAMO CORP.

BALANCE SHEETS

	April 30, 2014	April 30, 2013

ASSETS
Current
Cash and cash equivalents	$5,736	$4,549
Prepaid Expenses	15,055	$-
Total Current Assets	20,791	4,549

Total Assets	$20,791	$4,549

LIABILITIES
Current
Loan from director	$8,200	$500
Total Liabilities	$8,200	$500

SHAREHOLDERS’ EQUITY (DEFICIT)

Share Capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued:
5,650,000 and 4,500,000 shares issued and outstanding respectively	5,650	4,500
Additional paid-in capital	21,850
Accumulated Deficit	(14,909)	(451)
Total Stockholders’ Equity (Deficit)	$12,591	$4,049

Total Liabilities and Stockholders’ Equity (Deficit)	$20,791	$4,549

The accompanying notes are an integral part of these financial statements.

DINAMO CORP.

STATEMENT OF OPERATIONS

	Year Ended April 30
	For the year ended April 30, 2014	For the period from Inception March 25, 2013 To April 30, 2013
REVENUES	$0	$0

OPERATING EXPENSES
General and Administrative Expenses	14,458	451
TOTAL OPERATING EXPENSES	14,458	451
NET LOSS FROM OPERATIONS	(14,458)	(451)
PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(14,458)	$(451)

BASIC AND DILUTED LOSS PER SHARE	$0	$0
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,682,466	4,500,000

The accompanying notes are an integral part of these financial statements.

DINAMO CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Common stock issued for cash:– at $0.001 per share April 30, 2013	4,500,000	$4,500	$-	$-	$4,500
Net loss for period March 25, 2013to April 30, 2013				(451)	(451)
Balance, April 30, 2013	4,500,000	4,500	-	(451)	4,049

Common stock issued for cash:– at $0.02 per share December 2013-April 2014	1,150,000	1,150	21,850		23,000
Net loss for the period				(14,458)	(14,458)
Balance, April 30, 2014	5,650,000	$5,650	$21,850	$(14,909)	$12,591

The accompanying notes are an integral part of these financial statements.

DINAMO CORP.

STATEMENT OF CASH FLOWS

	Year Ended April 30, 2014	Cumulative Period from Inception March 25, 2013 To April 30, 2013

Cash flows from operating activities:
Net loss	$(14,458)	$(451)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid Expenses	(15,055)
Net cash used in operating activities	(29,513)	(451)

Cash flows from financing activities:
Common stock issued for cash	23,000	4,500
Loans payable	7,700	500
Net cash provided by financing activities	30,700	5,000

Cash flows from investing activities:
Net cash provided by investing g activities	-	-

Net increase (decrease) in cash	1,187	4,549

Cash, beginning of the period	4,549	-

Cash, end of the period	$5,736	$4,549

The accompanying notes are an integral part of these financial statements.

DINAMO CORP.

 NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Dinamo Corp. was incorporated in the State of Nevada on March 25, 2013. Our company was formed to develop redemption machines (Bad Pirates, Treasure diver). Dinamo Corp. will then distribute these redemption machines to clients. The machines can be adjusted to different voice and language settings as well as program the clients’ own script. This allows for co-branding when used to advertise where conveniently placed. Our machines can be programmed and sound in different languishes that can allow owners to promote some special while it is being used.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,718 of cash as of April 30, 2014.

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

DINAMO CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2014

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.

On June 10, 2014 FASB has issued ASU 2014-10, which removes the concept of a development stage entity (DSE) from U.S. GAAP, eliminating all incremental reporting requirements (such as providing inception-to-date information) for such entities. The ASU 2014-10 will be applied retrospectively and will be effective for public business entities in interim and annual periods beginning after December 15, 2014. Early adoption is permitted. These standards have been applied to the financial statements period ended April 30, 2014.

NOTE 3 – LOAN FROM DIRECTOR

	April 30, 2014	April 30, 2013

Loan	$8,200	$500
	$8,200	$500

Loan outstanding to the Director is $8,200 as of April 30, 2014. This loan is non-interest bearing, unsecured, and due on demand.

DINAMO CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2014

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Between December 2013 and March 2014, the Company sold 1,150,000 shares of common stock for cash proceeds of $23,000 at $0.02 per share.

There were 5,650,000 shares of common stock issued and outstanding as of April 30, 2014.

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

NOTE 6 – INCOME TAXES

As of April 30, 2014, the Company had net operating loss carry forwards of approximately $14,909 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

April 30, 2014
Federal income tax benefit attributable to:
Current Operations	$ 5,069
Less: valuation allowance	(5,069)
Net provisions for Federal income taxes	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

April 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,069
Less: valuation allowance	(5,069)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $14,909 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

DINAMO CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2014

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

None

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During 2013, Our Company has dismissed Goldman Accounting Services CPA, PLLC as a Company’s independent registered public accounting firm. There were no disagreements with Goldman Accounting Services CPA, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

The Company has engaged DKM Certified Public Accountants as a Company’s independent registered public accounting firm.

Item 9A. Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2014 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jolanta Gajdzis 35 Frensham Walk, Farnham Common, Slough, UK	52	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Jolanta Gajdzis has acted as our President, Treasurer and sole Director since our incorporation on March 25, 2013.  Since 2007, Ms. Gajdzis, has owned, managed and operated a redemption game room, titled, Happy Elephant and located in London, United Kingdom.   She presently devoted approximately, 10 hours per week to that business.     From 2005 to 2005, she worked as a flight attendant, at Heathrow Airport, in London, United Kingdom.  From 2001 to 2004, she taught Psychology at a secondary school in the United Kingdom.  Between 1989 and 1999, Ms. Gajdzis worked as a construction designer.  She is also a 1981 graduate of the College of Construction Techniques in London, United Kingdom.  In 1986, she graduated with a degree in Psychology from Aston University, in the United Kingdom.  Ms. Gajdzis’s desire to found our company and her background with and knowledge of redemption gaming to our conclusion that Ms. Gajdzis should be serving as a member of our board of directors in light of our business and structure.

During the past ten years, Ms. Gajdzis has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Ms. Gajdzis was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Gajdzis’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Ms. Jolanta Gajdzis. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on March 25, 2013 until April 30, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jolanta Gajdzis, President and Treasurer	March 25, 2013 to April 30, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jolanta Gajdzis 35 Frensham Walk, Farnham Common, Slough, UK	4,500,000 shares of common stock (direct)	80%

The percent of class is based on 5,650,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of April 30, 2014, a director had loaned $8,200 (2013 - $500) to the Company to provide working capital for its business operations.

The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2014, we incurred approximately $6,350 in fees to our principal independent accountants for professional services rendered.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Farnham Common, United Kingdom, on July 16, 2013.

DINAMO CORP.

By:
Name:	Jolanta Gajdzis
Title:	President and Treasurer
(Principal Executive, Financial and Accounting Officer)