Form 10-Q
period 2014-07-31
Dinamo Corp
filed 2014-09-16
CIK 1579541

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,650,000 common shares issued and outstanding as of September 10, 2014.

DANAMO CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Dinamo Corp. (the “Company”),, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

DINAMO CORP.

BALANCE SHEETS

	July 31, 2014 (Unaudited)		April 30, 2014 (Audited)

ASSETS
Current
Cash and cash equivalents	$5,615		$5,736
Prepaid Expenses	11,264		$15,055
Total Current Assets	16,879		20,791

Total Assets	$16,879		$20,791

LIABILITIES
Current
Accounts Payable	$4,500	$
Loan from director	8,200		8,200
Total Liabilities	$12,700		$8,200

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued:
5,650,000 and 5,650,000 shares issued and outstanding respectively	5,650		5,650
Additional paid-in capital	21,850		21,850
Accumulated Deficit	(23,321)		(14,909)
Total Stockholders’ Equity	$4,179		$12,591

Total Liabilities and Stockholders’ Equity	$16,879		$20,791

See accompanying notes to unaudited financial statements.

DINAMO CORP.

STATEMENT OF OPERATIONS

 (Unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013
REVENUES	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	8,412	6,547
TOTAL OPERATING EXPENSES	8,412	6,547
NET LOSS FROM OPERATIONS	(8,412)	(6,547)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(8,412)	$(6,547)

BASIC AND DILUTED LOSS PER SHARE	$0	$0
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,650,000	4,500,000

See accompanying notes to unaudited financial statements.

DINAMO CORP.

STATEMENT OF CASH FLOWS

 (Unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013

Cash flows from operating activities:
Net loss	$(8,412)	$(6,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid Expenses	3,791
Accounts Payable	4,500
Net cash used in operating activities	(121)	(6,547)

Cash flows from financing activities:
Loans payable	-	2,200
Net cash provided by financing activities	-	2,200

Cash flows from investing activities:
Net cash provided by investing g activities	-	-

Net decrease in cash	(121)	(4,347)

Cash, beginning of the period	5,736	4,549

Cash, end of the period	$5,615	$202

See accompanying notes to unaudited financial statements.

DINAMO CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,615 of cash as of July 31, 2014.

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

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(Unaudited)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

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

On June 10, 2014 FASB has issued ASU 2014-10, which removes the concept of a development stage entity (DSE) from U.S. GAAP, eliminating all incremental reporting requirements (such as providing inception-to-date information) for such entities. The ASU 2014-10 will be applied retrospectively and will be effective for public business entities in interim and annual periods beginning after December 15, 2014. Early adoption is permitted. These standards have been applied to the financial statements period ended July 31, 2014.

NOTE 3 – LOAN FROM DIRECTOR

	July 31, 2014	April 30, 2014

Loan	$8,200	$8,200
	$8,200	$8,200

Loan outstanding to the Director is $8,200 as of July 31, 2014. This loan is non-interest bearing, unsecured, and due on demand.

DINAMO CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(Unaudited)

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 30, 2013, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

Between December 2013 and March 2014, the Company sold 1,150,000 shares of common stock for cash proceeds of $23,000 at $0.02 per share.

There were 5,650,000 shares of common stock issued and outstanding as of July 31, 2014.

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

NOTE 6 – INCOME TAXES

As of July 31, 2014, the Company had net operating loss carry forwards of approximately $23,321 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

July 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 2,860
Less: valuation allowance	(2,860)
Net provisions for Federal income taxes	$ -

DINAMO CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,929
Less: valuation allowance	(7,929)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $23,321 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of July 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

GENERAL

Dinamo Corp. was incorporated in the State of Nevada as a for-profit company on March 25, 2013 and established a fiscal year end of April 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are in the development-stage and intend to develop and distribute our product to the redemption and entertainment industry. To date, we have had limited operations. We have developed our business plan, and executed Contract with PW Cosmet K osiński Zbigniew, where we engage "COSMET” as an independent contractor for the specific purpose of developing, manufacturing and supplying products for us. Our operations to date have been merely preparatory and have not generated any revenues.

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

RESULTS OF OPERATIONS

We are in thedevelopment stage and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTHS PERIOD ENDED JULY 31, 2014 AND JULY 31, 2014

Our net loss for the three months period ended July 31, 2014 and 2013 were $8,412, and $6,547 respectively. During the three month period ended July 31, 2014 we have not generated any revenue.

During the three months period ended July 31, 2014 and 2013 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 5,650,000 for the three months period ended July 31, 2014 and 4,500,000 for the three months period ended July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED JULY 31, 2014

As at July 31, 2014, our total assets were $16,879. Total assets were comprised of $5,615 in cash and prepaid expenses of $11,264. As at July 31, 2014, our current liabilities were $12,700. Stockholders’ equity was $4,179.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended July 31, 2014, net cash flows used in operating activities was $(121).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended July 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended July 31, 2014, we did not have any cash flows provided or used in financing activities.

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

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Farnham Common, United Kingdom, on September 10, 2014.

DINAMO CORP.

By:	/s/ Jolanta Gajdzis
Name:	Jolanta Gajdzis
Title:	President and Treasurer
(Principal Executive, Financial and Accounting Officer)