Form 10-Q
period 2014-10-31
Dinamo Corp
filed 2015-01-28
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2014

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

700 N. Valley Street, Suite B#14917 Anaheim, CA 92801 (Address of principal executive offices)

323-978-0870
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,650,000 common shares issued and outstanding as of January 26, 2015.

DANAMO CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Dinamo Corp. (the "Company"), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

DINAMO CORP.
BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2014	2014

ASSETS
Current
Cash and cash equivalents	$-	$5,736
Prepaid Expenses	7,500	15,055
Total Current Assets	7,500	20,791

Total Assets	$7,500	$20,791

LIABILITIES
Current
Loan from director	$-	$8,200
Total Liabilities	-	8,200

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized,
5,650,000 shares issued and outstanding	5,650	5,650
Additional paid-in capital	30,050	21,850
Accumulated Deficit	(28,200)	(14,909)
Total Stockholders' Equity	7,500	12,591

Total Liabilities and Stockholders' Equity	$7,500	$20,791

See accompanying notes to unaudited financial statements.

DINAMO CORP.
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	3,879	553	7,791	1,100
Professional Fees	1,000	4,710	5,500	10,710
TOTAL OPERATING EXPENSES	4,879	5,263	13,291	11,810

NET LOSS FROM OPERATIONS	(4,879)	(5,263)	(13,291)	(11,810)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,879)	$(5,263)	$(13,291)	$(11,810)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

OUTSTANDING: BASIC AND DILUTED	5,650,000	4,500,000	5,650,000	4,500,000

See accompanying notes to unaudited financial statements.

DINAMO CORP.
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,291)	$(11,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid Expenses	7,555	(139)
Net cash used in operating activities	(5,736)	(11,949)

Cash flows from financing activities:
Loans payable	-	7,700
Net cash provided by financing activities	-	7,700

Cash flows from investing activities:
Net cash provided by investing g activities	-	-

Net decrease in cash	(5,736)	(4,249)
Cash, beginning of the period	5,736	4,549
Cash, end of the period	$-	$300

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-
Loans forgiven by previous shareholder	$8,200	$-

See accompanying notes to unaudited financial statements.

DINAMO CORP.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Dinamo Corp. was incorporated in the State of Nevada on March 25, 2013. Our company was formed to develop redemption machines (Bad Pirates, Treasure diver). Dinamo Corp. will then distribute these redemption machines to clients. The machines can be adjusted to different voice and language settings as well as program the clients' own script. This allows for co-branding when used to advertise where conveniently placed. Our machines can be programmed and sound in different languishes that can allow owners to promote some special while it is being used.

On October 20, 2014, Jolanta Gajdzis, the principal shareholder of Dinamo Corp. (the "Company"), consummated the transactions contemplated by the Stock Purchase Agreement dated as of October 20, 2014 which provided for the sale of an aggregate of 4,500,000 shares of common stock of the Company (the "Shares") to Zhufeng Wang (3,600,000 shares), Qingran Yang (679,500 shares) and De Hou Wang (220,500 shares). The consideration paid for the Shares, which represent 79.65% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal funds of the purchasers. In connection with the transaction, Mrs. Gajdzis released the Company from all debts owed to her.

Effective as of October 20, 2014, in connection with the sale of the Shares, Jolanta Gajdzis resigned from all her positions as the sole officer and director of the Company. The Board of Directors of the Company elected Zhufeng Wang as President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director of the Company, to serve until his successors are duly appointed and qualified.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission on July 25, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – LOAN FROM DIRECTOR

	October 31, 2014	April 30, 2014
Loan	$-	$8,200

This loan is non-interest bearing, unsecured, and due on demand. On October 20, 2014, $8,200 loan was forgiven by the previous director of the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as at October 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 6 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

ITEM 2.	MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

Dinamo Corp. was incorporated in the State of Nevada as a for-profit company on March 25, 2013 and established a fiscal year end of April 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a company formed to develop and distribute our product to the redemption and entertainment industry. To date, we have had limited operations. We have developed our business plan, and executed Contract with PW Cosmet K osiński Zbigniew, where we engage "COSMET" as an independent contractor for the specific purpose of developing, manufacturing and supplying products for us. Our operations to date have been merely preparatory and have not generated any revenues.

On October 20, 2014, Jolanta Gajdzis, the principal shareholder of Dinamo Corp. (the "Company"), consummated the transactions contemplated by the Stock Purchase Agreement dated as of October 20, 2014 which provided for the sale of an aggregate of 4,500,000 shares of common stock of the Company (the "Shares") to Zhufeng Wang (3,600,000 shares), Qingran Yang (679,500 shares) and De Hou Wang (220,500 shares). The consideration paid for the Shares, which represent 79.65% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal funds of the purchasers. In connection with the transaction, Mrs. Gajdzis released the Company from all debts owed to her.

Effective as of October 20, 2014, in connection with the sale of the Shares, Jolanta Gajdzis resigned from all her positions as the sole officer and director of the Company. The Board of Directors of the Company elected Zhufeng Wang as President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director of the Company, to serve until his successors are duly appointed and qualified.

RESULTS OF OPERATIONS

We have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTHS PERIOD ENDED OCTOBER 31, 2014 AND OCTOBER 31, 2013

Our net loss for the three months period ended October 31, 2014 and 2013 were $4,879 and $5,263 respectively. During the three month period ended October 31, 2014 and we did not generate any revenue.

During the three months period ended October 31, 2014 and 2013 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 5,650,000 for the three months period October 31, 2014 and 4,500,000 for the three months period ended October 31, 2013.

SIX MONTHS PERIOD ENDED OCTOBER 31, 2014 AND OCTOBER 31, 2013

Our net loss for the six months period ended October 31, 2014 and 2013 were $13,291 and $11,810 respectively. During the six month period ended October 31, 2014 we have not generated any revenue.

During the six months period ended October 31, 2014 and 2013 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 5,650,000 for the six months period October 31, 2014 and 4,500,000 for the six months period ended October 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2014, our total assets were $7,500 prepaid expense. As at October 31, 2014, our current liabilities were $0. Stockholders' equity was $7,500.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2014, net cash flows used in operating activities was $5,736.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended October 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended October 31, 2014, we did not have any cash flows provided by or used in financing activities.

PLAN OF OPERATION AND FUNDING

Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we are no longer focused on operating a business and have abandoned our business plan. We are attempting to identify and negotiate with another company for the business combination or merger of that entity with and into Dinamo. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.
We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature, including without limitation a business combination with an affiliate of our officer and director. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.
Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Our shareholders may lend us funds. However, those shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4.         CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31,2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.
Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of January 31, 2015 based on the material weaknesses described below:
•            Because the Company consists of one person who acts as the sole officer and director of the Company, there are limited controls over information processing.
•            There is an inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.
•            The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.
•            There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.
As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of January 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.
Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.
Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith.

      SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Anaheim, CA United States, on January 27, 2015

DINAMO CORP.

By:	/s/ Zhufeng Wang
Name:	Zhufeng Wang
Title:	President and Chief Executive Officer