Form 10-Q
period 2015-01-31
Dinamo Corp
filed 2015-03-12
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,650,000 common shares issued and outstanding as of March 10, 2015.

DINAMO CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item.	Financial Statements

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

DINAMO CORP.
BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2015	2014

ASSETS
Current
Cash and cash equivalents	$-	$5,736
Prepaid expenses	8,750	15,055
Total Current Assets	8,750	20,791

Total Assets	$8,750	$20,791

LIABILITIES
Current
Due to related party	$10,302	$8,200
Total Liabilities	10,302	8,200

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,650,000 shares issued and outstanding	5,650	5,650
Additional paid-in capital	30,050	21,850
Accumulated deficit	(37,252)	(14,909)
Total Stockholders' Equity (Deficit)	(1,552)	12,591

Total Liabilities and Stockholders' Equity (Deficit)	$8,750	$20,791

See accompanying notes to unaudited financial statements.

 DINAMO CORP.
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	3,750	1,348	11,541	13,158
Professional fees	5,302	-	10,802	-
TOTAL OPERATING EXPENSES	9,052	1,348	22,343	13,158

NET LOSS FROM OPERATIONS	(9,052)	(1,348)	(22,343)	(13,158)
Provision for income taxes	-	-	-	-

NET LOSS	$(9,052)	$(1,348)	$(22,343)	$(13,158)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,650,000	4,657,283	5,650,000	4,552,428

See accompanying notes to unaudited financial statements.

DINAMO CORP.
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,343)	$(13,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	6,305	(97)
Accrued liabilities	-	1,000
Net cash used in operating activities	(16,038)	(12,255)

Cash flows from financing activities:
Common stock issued for cash	-	8,600
Loans from related party	10,302	7,700
Net cash provided by financing activities	10,302	16,300

Net (decrease) increase in cash	(5,736)	4,045
Cash, beginning of the period	5,736	4,549
Cash, end of the period	$-	$8,594

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:

Loans forgiven by previous shareholder	$8,200	$-

See accompanying notes to unaudited financial statements.

DINAMO CORP.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was originally incorporated as Dinamo Corp. in the State of Nevada on March 25, 2013.  On February 27, 2015, the Company filed an application with FINRA to change its name to Oriental Magic Soup, Inc. and effectuate a forward stock split. The Company's fiscal year end is April 30.

On October 20, 2014, Jolanta Gajdzis, the principal shareholder of the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of October 20, 2014 which provided for the sale of an aggregate of 4,500,000 shares of common stock of the Company (the "Shares") to Zhufeng Wang (3,600,000 shares), Qingran Yang (679,500 shares) and De Hou Wang (220,500 shares). The consideration paid for the Shares, which represent 79.65% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal funds of the purchasers. In connection with the transaction, Mrs. Gajdzis released the Company from all debts owed to her.

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission on July 25, 2014. The financial statements are stated in United States dollars.

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

NOTE 3 – DUE TO RELATED PARTY

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Those loans are non-interest bearing, unsecured, and due on demand.

On October 20, 2014, $8,200 loan was forgiven by the previous director of the Company and was recorded as additional paid-in capital. During the nine months period ended January 31, 2015, the new director advanced $10,302 to the Company to cover the Company's operating expenses.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as at January 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 6 – SUBSEQUENT EVENTS

On February 24, 2015, the Company increased the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of preferred stock and increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000.

On February 24, 2015, the Company approved a 6:1 for stock split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received five (5) additional shares of the Corporation's $0.001 par value common stock for every one (1) share owned. The stock split is not effective as of the filing date of this report and as such the shares have not been adjusted retrospectively.

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

GENERAL

The Company was originally incorporated as Dinamo Corp. in the State of Nevada on March 25, 2013.  On February 27, 2015, the Company filed an application with FINRA to change its name to Oriental Magic Soup, Inc. and effectuate a forward stock split. The Company now intends to be involved in making and distributing oriental soup for the United States.  The Company's fiscal year end is April 30.

On October 20, 2014, Jolanta Gajdzis, the principal shareholder of the Company consummated the transactions contemplated by the Stock Purchase Agreement dated as of October 20, 2014 which provided for the sale of an aggregate of 4,500,000 shares of common stock of the Company (the "Shares") to Zhufeng Wang (3,600,000 shares), Qingran Yang (679,500 shares) and De Hou Wang (220,500 shares). The consideration paid for the Shares, which represent 79.65% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal funds of the purchasers. In connection with the transaction, Mrs. Gajdzis released the Company from all debts owed to her.

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

On February 27, 2015, the Company filed an application to change its name to Oriental Magic Soup, Inc., to increase the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of preferred stock and the amount of authorized shares of common stock from 75,000,000 to 150,000,000.

On February 27, 2015, the Company approved a 6:1 for stock split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of the Corporation's $0.001 par value common stock for every one share owned.

To date, we have minimal assets. Our operations to have been merely preparatory and have not generated any revenues and we have incurred losses since inception.

RESULTS OF OPERATIONS

We have not generated any revenue to date and have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We did not generate any revenue since inception.

THREE MONTHS PERIOD ENDED JANUARY 31, 2015 AND JANUARY 31, 2014

Our net loss for the three months period ended January 31, 2015 and 2014 were $9,052 and $1,348 respectively.

During the three months period ended January 31, 2015 and 2014 our operating expenses were primarily general and administrative expenses and professional fees. The weighted average number of shares outstanding was 5,650,000 for the three months period January 31, 2015 and 4,657,283 for the three months period ended January 31, 2014.

NINE MONTHS PERIOD ENDED JANUARY 31, 2015 AND JANUARY 31, 2014

Our net loss for the nine months period ended January 31, 2015 and 2014 were $22,343 and $13,158 respectively.

During the nine months period ended January 31, 2015 and 2013 our operating expenses were primarily general and administrative expenses and professional fees. The weighted average number of shares outstanding was  5,650,000 for the nine months period January 31, 2015 and 4,552,428 for the nine months period ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2015, our total assets were $8,750 prepaid expense. As at January 31, 2015, our current liabilities were $10,302. Stockholders' deficit was $1,552. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended January 31, 2015, net cash flows used in operating activities was $16,038.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended January 31, 2015, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended January 31, 2015, we  received $10,302 loan from our new director.

PLAN OF OPERATION AND FUNDING

The company intends to be involved in making and distributing oriental soup in the United States. The target market is in areas where there is a higher density of people of China, Taiwan, or Hong Kong descent.   However, the Company might also identify and negotiate with another company for the business combination or merger of that entity with and into the Company.

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

None.

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

ITEM 1A.	RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Anaheim, United States, on March 12, 2015.

DINAMO CORP.

By:	/s/ Zhufeng Wang
Name:	Zhufeng Wang
Title:	President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)