Form 10-K
period 2015-04-30
ORIENTAL MAGIC SOUP, INC.
filed 2015-07-29
CIK 1579541

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

Commission file number: 333-189550

ORIENTAL MAGIC SOUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227831
(State of incorporation)	(I.R.S. Employer Identification No.)

700 N. Valley Street, Suite B#14917
Anaheim, CA 92801
(Address of principal executive offices)

(323)-978-0870
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                              Accelerated filer ☐
Non-accelerated filer   ☐                                                                                             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

There is no trading market for the common stock.  Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant's most recently complete second fiscal quarter.

There were 33,900,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of July 22, 2015.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Oriental Magic Soup, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated under the laws of the State of Nevada on March 25, 2013 under the name Dinamo Corp. We changed our name to "Oriental Magic Soup, Inc.", effective March 23, 2015.

In addition to our name change, we amended and restated our Articles of Incorporation to increase the amount of authorized shares of our common stock from 75,000,000 to 150,000,000 shares and to increase the authorized share capital of our company by providing for the adoption of 5,000,000 shares of blank check preferred stock.

On February 27, 2015, we approved a 6:1 forward stock split of our common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of our common stock for every one share owned. The forward split was effective on March 23, 2015.

On October 20, 2014, Jolanta Gajdzis, the principal shareholder of the Company consummated the transactions contemplated by a stock purchase agreement dated as of October 20, 2014 which provided for the sale of an aggregate of 4,500,000 shares of common stock of the Company (the "Shares") to Zhufeng Wang (3,600,000 shares), Qingran Yang (679,500 shares) and De Hou Wang (220,500 shares). The consideration paid for the Shares, which represented 79.65% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal funds of the purchasers. In connection with the transaction, Ms. Gajdzis released the Company from all debts owed to her.

Effective as of October 20, 2014, in connection with the sale of the Shares, Jolanta Gajdzis resigned from her positions as the sole officer and director of the Company. The Board of Directors of the Company elected Zhufeng Wang as President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director of the Company, to serve until his successor is duly appointed and qualified.

In connection with the sale of the Shares the Company no longer intends to be involved in redemption machines distribution business. The Company now intends to be involved in making and distributing oriental soup for the United States.  The target market is in areas where there is a higher density of people of China, Taiwan, or Hong Kong descent.   However, the Company might also identify and negotiate with another company for the business combination or merger of that entity with and into the Company.

To date, we have minimal assets. Our operations to have been merely preparatory and have not generated any revenues and we have incurred losses since inception. We currently have no employees other than our sole executive officer and director.

Employees

We have no employees other than our sole executive officer and director.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officer. Mr. Wang does not work exclusively for us and does not devote all of his time to our operations.  Mr. Wang's other activities may prevent him from devoting his full-time to our operations.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

Since we do not currently have any operations, we do not have an office. Our mailing address is located at 700 N. Valley Street, Suite B#14917, Anaheim, CA 92801. We pay for this address on a month-to-month basis

Item 3.       Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since April, 2015, our common stock has traded under the symbol "CQGU". Currently there is no active market in common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.

The following table sets forth the high and low sales prices as reported on the OTC pink sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
July 31, 2013	$___	$ ___
October 31, 2013	$ ___	$ ___
January 31, 2014	$ ___	$ ___
April 30, 2014	$ ___	$ ___
July 31, 3014	$ 0.02	$ 0.02
October 31, 2014	$ 0.25	$ 0.02
January 31, 2015	$ 1.25	$ 0.25
April 30, 2015	$ 0.50	$ 0.51

Holders

As of July 23, 2015, there were approximately 10 stockholders of record of our common stock

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. Declaration  or  payment  of  dividends,  if  any, in the future, will be at the discretion  of  our  board  of  directors  and  will  depend on our then current financial  condition,  results  of  operations, capital  requirements and other factors  deemed  relevant  by  the  board  of  directors.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-K.  Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated under the laws of the State of Nevada on March 25, 2013 under the name Dinamo Corp. We changed our name to "Oriental Magic Soup, Inc.", effective March 23, 2015.

In addition to our name change, we amended and restated our Articles of Incorporation to increase the amount of authorized shares of our common stock from 75,000,000 to 150,000,000 shares and to increase the authorized share capital of our company by providing for the adoption of 5,000,000 shares of blank check preferred stock.

On February 27, 2015, we approved a 6:1 forward stock split of our common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of our common stock for every one share owned. The forward split was effective on March 23, 2015.

On October 20, 2014, Jolanta Gajdzis, the principal shareholder of the Company consummated the transactions contemplated by a stock purchase agreement dated as of October 20, 2014 which provided for the sale of an aggregate of 4,500,000 shares of common stock of the Company (the "Shares") to Zhufeng Wang (3,600,000 shares), Qingran Yang (679,500 shares) and De Hou Wang (220,500 shares). The consideration paid for the Shares, which represented 79.65% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal funds of the purchasers. In connection with the transaction, Ms. Gajdzis released the Company from all debts owed to her.

Effective as of October 20, 2014, in connection with the sale of the Shares, Jolanta Gajdzis resigned from her positions as the sole officer and director of the Company. The Board of Directors of the Company elected Zhufeng Wang as President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director of the Company, to serve until his successor is duly appointed and qualified.

In connection with the sale of the Shares the Company no longer intends to be involved in redemption machines distribution business. The Company now intends to be involved in making and distributing oriental soup for the United States.  The target market is in areas where there is a higher density of people of China, Taiwan, or Hong Kong descent.   However, the Company might also identify and negotiate with another company for the business combination or merger of that entity with and into the Company.

To date, we have minimal assets. Our operations to have been merely preparatory and have not generated any revenues and we have incurred losses since inception. We currently have no employees other than our sole executive officer and director.

Plan of Operation

The Company intends to be involved in making and distributing oriental soup in the United States. The target market is in areas where there is a higher density of people of China, Taiwan, or Hong Kong descent.   However, the Company might also identify and negotiate with another company for the business combination or merger of that entity with and into the Company.

We do not have sufficient cash to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We may also seek to obtain short-term loans from our directors or unrelated parties. Our stockholders may lend us funds. However, those shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

For the fiscal year ended April 30, 2015 and April 30, 2014

Revenues

The Company did not generate any revenues during the fiscal years ended April 30, 2015 and April 30, 2014.

Total operating expenses

For the fiscal year ended April 30, 2015, total operating expenses were $43,005, which included general and administrative expenses of $20,841 and professional fees of $22,164. For the fiscal year ended April 30, 2014, total operating expenses were $14,458, which consisted of general and administrative expenses. Total operating expenses increased $28,547, or approximately 197%, primarily as a result of professional fees and services incurred during the fiscal year relating to the change in control

Net loss

For the fiscal year ended April 30, 2015, the Company had net loss of $43,005, as compared to a net loss for the fiscal year ended April 30, 2014 of $14,458.

Liquidity and Capital Resources

As of April 30, 2015, we had a cash balance of $0.  As of April 30, 2015, our current liabilities and stockholders' deficit was $22,214.  We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended April 30, 2015, net cash flows used in operating activities was $26,785.

Cash Flows from Investing Activities

For the fiscal year ended April 30, 2015, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. During the fiscal year ended April 30, 2015, we received a loan of $21,049 from our current director.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $43,005 for the fiscal year ended April 30, 2015. In addition, the Company had a working capital and stockholders' deficiency of $22,214 at April 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $500,000 to fund its expenses and execute its business plan over the next twelve months. If the Company is unable to execute on its business plan, management estimates it will need approximately $50,000 to cover professional fees as a reporting company for the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.        Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oriental Magic Soup, Inc.
Anaheim, CA

We have audited the accompanying balance sheet of Oriental Magic Soup, Inc. (the "Company") as of April 30, 2015 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
July 28, 2015

2348 Sunset Point Rd. Suite B Clearwater, FL 33765 Telephone: 727.444.0931 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dinamo Corp.

We have audited the accompanying balance sheet of Dinamo Corp. as of April 30, 2014, and the related statement of operations, stockholders' deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dinamo Corp. as of April 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
July 15, 2014

PCAOB Registered
AICPA Member

ORIENTAL MAGIC SOUP, INC.
fka DINAMO CORP.
BALANCE SHEETS
April 30, 2015 and 2014

	April 30,	April 30,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$-	$5,736
Prepaid expenses	-	15,055
Total Current Assets	-	20,791

Total Assets	$-	$20,791

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,165	$-
Due to related party	21,049	8,200
Total Liabilities	22,214	8,200

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2015 and 2014	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 33,900,000 shares issued and outstanding* as of April 30, 2015 and 2014	33,900	33,900
Additional paid-in capital (capital deficiency)	1,800	(6,400)
Accumulated deficit	(57,914)	(14,909)
Total Stockholders' Equity (Deficit)	(22,214)	12,591

Total Liabilities and Stockholders' Equity (Deficit)	$-	$20,791

* Common stock retroactively adjusted for 6:1 forward stock split, effective March 23, 2015.

The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
fka DINAMO CORP.
STATEMENTS OF OPERATIONS
For Years Ended April 30, 2015 and 2014

	2015	2014
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	20,841	14,458
Professional fees	22,164	-
TOTAL OPERATING EXPENSES	43,005	14,458

NET LOSS FROM OPERATIONS	(43,005)	(14,458)
Provision for income taxes	-	-

NET LOSS	$(43,005)	$(14,458)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED*	33,900,000	28,094,796

* Common stock retroactively adjusted for 6:1 forward stock split, effective March 23, 2015.

The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
fka DINAMO CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For Years Ended April 30, 2015 and 2014

			Additional		Total
	Capital Stock*		Paid-in	Accumulated	Stockholders'
	Amount	Value	Capital	Deficit	Equity (Deficit)
Balance, April 30, 2013	27,000,000	$27,000	$(22,500)	$(451)	$4,049
Common stock issued	6,900,000	6,900	16,100	-	23,000
Net Loss	-	-	-	(14,458)	(14,458)
Balance, April 30, 2014	33,900,000	33,900	(6,400)	(14,909)	12,591
Loans forgiven by previous shareholder	-	-	8,200	-	8,200
Net Loss	-	-	-	(43,005)	(43,005)
Balance, April 30, 2015	33,900,000	$33,900	$1,800	$(57,914)	$(22,214)

* Common stock retroactively adjusted for 6:1 forward stock split, effective March 23, 2015.

The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
fka DINAMO CORP.
STATEMENTS OF CASH FLOWS
 For Years Ended April 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(43,005)	$(14,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	15,055	(15,055)
Accounts payable and accrued liabilities	1,165	-
Net cash used in operating activities	(26,785)	(29,513)

Cash flows from financing activities:
Common stock issued for cash	-	23,000
Loans from related party	21,049	7,700
Net cash provided by financing activities	21,049	30,700

Cash flows from investing activities:
Net cash provided by investing g activities	-	-

Net (decrease) increase in cash	(5,736)	1,187
Cash, beginning of the period	5,736	4,549
Cash, end of the period	$-	$5,736

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:

Loans forgiven by previous shareholder	$8,200	$-

The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
fka DINAMO CORP.
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2015

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

On February 24, 2015, the Company's Amended and Restated Articles of Incorporation increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000 and increased the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of blank check preferred stock.

On February 24, 2015, the Company approved a 6:1 for stock split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received five (5) additional shares of the Corporation's $0.001 par value common stock for every one (1) share owned. The stock split took effect on March 23, 2015.

On March 23, 2015, the Company changed its name to Oriental Magic Soup, Inc. and had a new symbol of "CQGU".

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States and are presented in US dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At April 30, 2015 and 2014, the Company had $0 and $5,736 in cash and cash equivalents, respectively.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and amount due to related party. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the fair values of all of our other financial instruments approximate their carrying values current because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

On October 20, 2014, $8,200 loan was forgiven by the previous director of the Company and was recorded as additional paid-in capital. During the year ended April 30, 2015, the new director advanced $21,049 to the Company to cover the Company's operating expenses.

NOTE 4 – CAPITAL STOCK

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

The Company's issued shares of its common stock were retroactively adjusted to give effect to the 6:1 forward split.

During the year end April 30, 2014, the Company sold 6,900,000 shares of common stock for cash proceeds of $23,000. During the year end April 30, 2015, no new shares were issued.

As at April 30, 2015 and 2014, the Company had 33,900,000 shares of common stock issued and outstanding.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as at April 30, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 7 - INCOME TAX

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	April 30,
	2015	2014
Federal income tax benefit attributable to:
Current Operations	$14,622	$4,916
Less: valuation allowance	(14,622)	(4,916)
Net provisions for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30,	April 30,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$19,691	$5,069
Less: valuation allowance	(19,691)	(5,069)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $57,914, which expire commencing in fiscal 2033, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30,2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of April 30, 2015 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2015, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is the name, age and present principal occupation or employment of our current director and executive officer.

Name and Business Address	Age	Position
Zhufeng Wang	51	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Wang has been our President, Chief Executive Officer, Chief Financial Officer, Secretary and a director since October 20, 2014. Mr. Wang founded and has been the chairman of the Chongqing Wuling Delicacies Group, a China company focused on the marketing and sale of healthy mushroom food delicacies located in Chongqing China since 1996. Mr. Wang is a graduate of Southwest University in Chongqing and also holds an executive MBA degree from Beijing University.

Mr. Wang is not a director in any other U.S. reporting companies and has not been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which Mr. Wang or any associate of Mr. Wang are parties adverse to the Company or has a material interest adverse to it.

Mr. Wang serves for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During fiscal 2015 our officer and director was not subject to the reporting requirements of Section 16(a) of the Act.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.    Executive Compensation.

Executive Compensation

Since our incorporation on March 25, 2013, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.

We have no employment agreements with our director or executive officer.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on March 25, 2013, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on March 25, 2013, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on March 25, 2013, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 21, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.
The percentages below are calculated based on 33,900,000 shares of our common stock issued and outstanding as of July 21, 2015.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Oriental Magic Soup, Inc., 700 N. Street, Suite B#14917, Anaheim, California 92801
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Zhufeng Wang	21,600,000	63.7%
Qingran Yang 9 Hong Tai Lu Wulong Xian, Chongqing Shi China	4,077,000	12%
Directors and officers as a group (1 person)	21,600,000	63.7%

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

On October 20, 2014, Jolanta Gajdzis, the previous director of the Company, forgave the outstanding $8,200 loan to the Company. During the year ended April 30, 2015, Zhufeng Wang, the Company's current sole officer and director loaned $21,049 to the Company to cover the Company's operating expenses. The loan is non-interest bearing, unsecured, and due on demand.

Director Independence
We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant for our fiscal year ended April 30, 2014 was DKM Certified Public Accountants. Our principal independent accountant for our fiscal year ended April 30, 2015 was MaloneBailey, LLP. Their fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2015	Fiscal Year Ended April 30, 2014
Audit Fees	$5,982	$5,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of April 30, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Articles of Incorporation (4)

3.2	By-Laws (1)

10.1	Stock Purchase Agreement, dated October 20, 2014 by and among Jolanta Gajdzis, Zhufeng Wang Qingran Yang, De Hou Wang and the Company(2)

10.2	Release by Jolanta Gajdzis, dated October 15, 2014 (3)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1 filed on June 24, 2013.
(2)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 21, 2014
(3)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 21, 2014
(4)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 24, 2015

 SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL MAGIC SOUP, INC.

Dated: July 29, 2015	By:	/s/ Zhufeng Wang
Name: Zhufeng Wang
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 29, 2015	By:	/s/ Zhufeng Wang
Name: Zhufeng Wang
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive, Financial and Accounting Officer)