Form 10-Q
period 2015-07-31
ORIENTAL MAGIC SOUP, INC.
filed 2015-09-15
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number  333-189550

ORIENTAL MAGIC SOUP, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,900,000 common shares issued and outstanding as of September 10, 2015.

ORIENTAL MAGIC SOUP, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Oriental Magic Soup, Inc. (the "Company"), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ORIENTAL MAGIC SOUP, INC.
BALANCE SHEETS

	July 31, 2015 (Unaudited)	April 30, 2015

ASSETS
Current
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,530	$1,165
Due to related party	25,549	21,049
Total Liabilities	32,079	22,214

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding as at July 31, 2015 and April 30, 2015	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
33,900,000 shares issued and outstanding as at July 31, 2015 and April 30, 2015	33,900	33,900
Additional paid-in capital	1,800	1,800
Accumulated deficit	(67,779)	(57,914)
Total Stockholders’ Deficit	(32,079)	(22,214)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31,
	2015	2014
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	81	162
Professional fees	9,784	8,250
TOTAL OPERATING EXPENSES	9,865	8,412

NET LOSS FROM OPERATIONS	(9,865)	(8,412)
Provision for income taxes	-	-

NET LOSS	$(9,865)	$(8,412)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	33,900,000	33,900,000

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,865)	$(8,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	3,791
Accounts payable and accrued liabilities	5,365	4,500
Net cash used in operating activities	(4,500)	(121)

Cash flows from financing activities:
Loans from related party	4,500	-
Net cash provided by financing activities	4,500	-

Cash flows from investing activities:
Net cash provided by investing g activities	-	-

Net (decrease) increase in cash	-	(121)
Cash, beginning of the period	-	5,736
Cash, end of the period	$-	$5,615

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was originally incorporated as Dinamo Corp. in the State of Nevada on March 25, 2013.  The Company’s fiscal year end is April 30. On March 23, 2015, the Company changed its name to Oriental Magic Soup, Inc. and had a new symbol of “CQGU”.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission on July 29, 2015. The financial statements are stated in United States dollars.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

NOTE 3 – DUE TO RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Those loans are non-interest bearing, unsecured, and due on demand.

During the year ended April 30, 2015, the director advanced $21,049 to the Company to cover the Company’s operating expenses. During the period ended July 31, 2015, the director advanced another $4,500 to the Company. As of July 31, 2015, $25,549 was owed by the Company to the director and was recorded as due to related party.

NOTE 4 – CAPITAL STOCK

As of July 31, 2015 and April 30, 2015, the Company had 33,900,000 shares of common stock issued and outstanding.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues since inception. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

ITEM 2.	MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

The Company was originally incorporated as Dinamo Corp. in the State of Nevada on March 25, 2013. Although the Company is currently classified as a shell company, the Company intends to be involved in making and distributing oriental soup for the United States.  The Company's fiscal year end is April 30.

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

On March 20, 2015, Dinamo Corp. received notification from FINRA that the name of the Company was changed to "Oriental Magic Soup, Inc." and the 6-1 forward stock split will take effect on March 23, 2015. The new symbol of the Company became "CQGU". In addition to the name change of the Company, the Company's Amended and Restated Articles of Incorporation increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000 and increased the authorized share capital of the Company by providing for the adoption of 5,000,000 shares of blank check preferred stock.

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

During the three month period ended July 31, 2015 and the three month period ended July 31, 2014, we have not generated any revenue. We did not generate any revenue since inception.

Our net loss for the three months period ended July 31, 2015 and 2014 were $9,865, and $8,412, respectively. During the three months period ended July 31, 2015 our operating expenses consisted of $9,784 of professional fees and $81 of general and administrative expenses. The increase in operating expenses of $1,453 from the three months period ended July 31, 2014 was an increase in professional fees of $1,534 and a decrease of $81 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2015, we had no cash or other assets. As at July 31, 2015, our current liabilities were $32,079, consisting of $25,549 due to the sole officer and director and $6,530 for accounts payable and accrued liabilities.

We will have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended June 30, 2015, net cash flows used in operating activities was $4,500.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended July 31, 2015, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended July 31, 2015, we received $4,500 loan from our director.

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

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 31,2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of July 31, 2015 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of July 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

Changes in Internal Controls over Financial Reporting.

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
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Anaheim, United States, on September 11, 2015.

ORIENTAL MAGIC SOUP, INC.

Date: September 11, 2015	By:	/s/ Zhufeng Wang
	Name:	Zhufeng Wang
	Title:	President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)