Form 10-Q
period 2015-10-31
ORIENTAL MAGIC SOUP, INC.
filed 2015-12-21
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑      No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,900,000 common shares issued and outstanding as of December 21, 2015.

ORIENTAL MAGIC SOUP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Oriental Magic Soup, Inc. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ORIENTAL MAGIC SOUP, INC.
BALANCE SHEETS

	October 31,	April 30,
	2015	2015
	(Unaudited)

Total Assets	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$7,463	$1,165
Due to related party	45,655	21,049
Total Liabilities	53,118	22,214

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding as at October 31, 2015 and April 30, 2015, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
33,900,000 shares issued and outstanding as at October 31, 2015 and April 30, 2015, respectively	33,900	33,900
Additional paid-in capital	1,800	1,800
Accumulated deficit	(88,818)	(57,914)
Total Stockholders’ Deficit	(53,118)	(22,214)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting fees	15,240	-	15,240	-
General and administrative expenses	-	3,879	81	7,791
Professional fees	5,799	1,000	15,583	5,500
TOTAL OPERATING EXPENSES	21,039	4,879	30,904	13,291

NET LOSS FROM OPERATIONS	(21,039)	(4,879)	(30,904)	(13,291)
Provision for income taxes	-	-	-	-

NET LOSS	$(21,039)	$(4,879)	$(30,904)	$(13,291)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	33,900,000	33,900,000	33,900,000	33,900,000

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(30,904)	$(13,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	7,555
Accounts payable and accrued liabilities	6,298	-
Net cash used in operating activities	(24,606)	(5,736)

Cash flows from financing activities:
Loans from related party	24,606	-
Net cash provided by financing activities	24,606	-

Net decrease in cash	-	(5,736)
Cash, beginning of the period	-	5,736
Cash, end of the period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:
Loans forgiven by previous shareholder	$-	$8,200

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2015
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

During the year ended April 30, 2015, the director advanced $21,049 to the Company to cover the Company’s operating expenses. During the period ended October 31, 2015, the director advanced another $24,606 to the Company. As of October 31, 2015, $45,655 was owed by the Company to the director and was recorded as due to related party.

NOTE 4 – GOING CONCERN

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

THREE MONTH PERIOD ENDED OCTOBER 31, 2015 AND OCTOBER 31, 2014

Revenues

The Company did not generate any revenues during the three months ended October 31, 2015 and October 31, 2014.

Total operating expenses

During the three month period ended October 31, 2015, our operating expenses were $21,039, consisting of consulting fees $15,240 and professional fees $5,799.  During the three months ended October 31, 2014, our operating expenses were $4,879, consisting of general and administrative fees $3,879 and professional fees $1,000. The increase of approximately 331% was primarily as a result of the consulting fees payable to ExecutivesCorner LLC for due diligence services related to possible acquisitions opportunities that the Company has identified in China.

Net Loss

Our net loss for the three months ended October 31, 2015 and 2014 was $21,039 and $4,879, respectively.

SIX MONTH PERIOD ENDED OCTOBER 31, 2015 AND OCTOBER 31, 2014

Revenues

The Company did not generate any revenues during the six months ended October 31, 2015 and October 31, 2014.

Total operating expenses

During the six months ended October 31, 2015, our operating expenses were $30,904, consisting of consulting fees $15,240, professional fees $15,583 and general and administrative fees $81.  During the six months ended October 31, 2014, our operating expenses were $13,291, consisting of general and administrative fees $7,791 and professional fees $5,500. The increase of approximately 133% was primarily as a result of the consulting fees payable to ExecutivesCorner LLC for due diligence services related to possible acquisitions opportunities that the Company has identified in China.

Net Loss

Our net loss for the six months ended October 31, 2015 and 2014 was $30,904 and $13,291, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2015, we had no assets and total liabilities was $53,118. During the period ended October 31, 2015, the director advanced $24,606 to the Company. As of October 31, 2015, $45,655 was owed by the Company to the director and was recorded as due to related party.

We will have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2015, net cash flows used in operating activities was $24,606.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended October 31, 2015, there were no investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from a loan from a related party. For the six months ended October 31, 2015, net cash flow provided from investing activities was $24,606.

PLAN OF OPERATION AND FUNDING

We do not have the resources to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Our shareholders may lend us funds. However, those shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 31,2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of October 31, 2015 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of October 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Anaheim, United States, on December 21, 2015.

ORIENTAL MAGIC SOUP, INC.

By:	/s/ Zhufeng Wang
Name:	Zhufeng Wang
Title:	President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)