Form 10-Q
period 2016-01-31
ORIENTAL MAGIC SOUP, INC.
filed 2016-03-10
CIK 1579541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,900,000 common shares issued and outstanding as of March 9, 2016.

ORIENTAL MAGIC SOUP, INC.
QUARTERLY REPORT ON FORM 10-Q

Table of Conents
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

Table of Conents

ORIENTAL MAGIC SOUP, INC.
BALANCE SHEETS

	January 31,	April 30, 2015
	2016
	(Unaudited)

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,390	$1,165
Due to related party	61,393	21,049
Total Liabilities	62,783	22,214

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of January 31, 2016 and April 30, 2015,respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 33,900,000 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	33,900	33,900
Additional paid-in capital	1,800	1,800
Accumulated deficit	(98,483)	(57,914)
Total Stockholders’ Deficit	(62,783)	(22,214)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Table of Conents

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting Fees	-	-	15,240	-
General and administrative expenses	-	3,750	81	11,541
Professional fees	9,665	5,302	25,248	10,802
TOTAL OPERATING EXPENSES	9,665	9,052	40,569	22,343

NET LOSS FROM OPERATIONS	(9,665)	(9,052)	(40,569)	(22,343)
Provision for income taxes	-	-	-	-

NET LOSS	$(9,665)	$(9,052)	$(40,569)	$(22,343)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	33,900,000	33,900,000	33,900,000	33,900,000

The accompanying notes are an integral part of these unaudited financial statements.

Table of Conents

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(40,569)	$(22,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	6,305
Accounts payable and accrued liabilities	225	-
Net cash used in operating activities	(40,344)	(16,038)

Cash flows from financing activities:
Loans from related party	40,344	10,302
Net cash provided by financing activities	40,344	10,302

Net decrease in cash	-	(5,736)
Cash, beginning of the period	-	5,736
Cash, end of the period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:
Loans forgiven by previous shareholder	$-	$8,200

The accompanying notes are an integral part of these unaudited financial statements.

Table of Conents

ORIENTAL MAGIC SOUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2016
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

 During the nine months ended January 31, 2016, the director advanced $40,344 to the Company. As of January 31, 2016, $61,393 was owed by the Company to the director and was recorded as due to related party. The amount due to the director is non-interest bearing and due on demand.

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

Table of Conents

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

Table of Conents

RESULTS OF OPERATIONS

We have not generated any revenue to date and have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We require additional capital to meet our operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.
For the three months ended January 31, 2016 and January 31, 2015
Revenues
During the three-month period ended January 31, 2016 and the three-month period ended January 31, 2015, we have not generated any revenue. We did not generate any revenue since inception.
Total operating expenses
During the three-month period ended January 31, 2016, our operating expenses consisted of $9,665 of professional fees, as compared to operating expenses during the three-month period ended January 31, 2015 which consisted of $5,302 of professional fees and $3,750 of general and administrative expenses. The increase in operating expenses of $613, or approximately 6.8%, from the three-months period ended January 31, 2015 was an increase in professional fees of $4,363 and a decrease of $3,750 in general and administrative expenses.

Net Loss
Our net loss for the three-month period ended January 31, 2016 and 2015 were $9,665, and $9,052, respectively.
For the nine months ended January 31, 2016 and January 31, 2015
Revenues
During the nine-month period ended January 31, 2016 and the nine-month period ended January 31, 2015, we have not generated any revenue. We did not generate any revenue since inception.
Total operating expenses
During the nine-month period ended January 31, 2016, our operating expenses consisted of $25,248 of professional fees, consulting fees of $15,240 and general and administrative expenses of $81. During the nine-month period ended January 31, 2015, our operating expenses consisted of $11,541 of general and administrative expenses and professional fees of $10,802 for a total of $22,343 expenses. The increase in operating expenses of $18,226, or approximately 82%, from the nine-months period ended January 31, 2015 was a result of $15,240 in consulting fees , an increase in professional fees of $14,446 and a decrease of $11,460 in general and administrative expenses.

Table of Conents
LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2016, we had no cash or other assets. As of January 31, 2016, our current liabilities were $62,783, consisting of $61,393 due to the sole officer and director and $1,390 for accounts payable and accrued liabilities.

We will have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2016, net cash flows used in operating activities was $40,344.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine-month period ended January 31, 2016, there were no investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from advances from the Company’s director. For the nine-month period ended January 31, 2016, we received $40,344 loan from our director.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Our shareholders may lend us funds. However, those shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Table of Conents

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of January 31, 2016 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of January 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Table of Conents

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

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

Table of Conents

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith.

Table of Conents

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Anaheim, United States, on March 9, 2016.

DINAMO CORP.

By:	/s/ Zhufeng Wang
Name:	Zhufeng Wang
Title:	President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)