Form 10-K
period 2016-04-30
ORIENTAL MAGIC SOUP, INC.
filed 2016-08-02
CIK 1579541

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

Commission file number:000-55458

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 33,900,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of July 25, 2016.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Since we do not currently have any operations, we do not have an office. Our mailing address is located at 700 N. Valley Street, Suite B#14917, Anaheim, CA 92801. We pay for this address on a month-to-month basis.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

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

Quarter Ended	High	Low

July 31, 3015	$0.02	$0.02
October 31, 2015	$0.25	$0.02
January 31, 2016	$1.25	$0.25
April 30, 2016	$0.50	$0.51

Holders

As of July 25, 2016, there were approximately 198 stockholders of record of our common stock

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

We do not have sufficient cash to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock.We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We may also seek to obtain short-term loans from our directors or unrelated parties. Our stockholders may lend us funds. However, those shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

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

For the fiscal year ended April 30, 2016 and April 30, 2015

Revenues

The Company did not generate any revenues during the fiscal years ended April 30, 2016 and April 30, 2015.

Total operating expenses

For the fiscal year ended April 30, 2016, total operating expenses were $46,687, which consisted of professional fees of $30,972 and general and administrative expenses of $15,715. For the fiscal year ended April 30, 2015, total operating expenses were $43,005, which included general and administrative expenses of $20,841 and professional fees of $22,164. Total operating expenses increased $3,682, or approximately 8.6%,primarily as a result of professional fees and services incurred during the fiscal year.

Net loss

For the fiscal year ended April 30, 2016, the Company had net loss of $46,687, as compared to a net loss forthe fiscal year ended April 30, 2015 of $43,005.

Liquidity and Capital Resources

As of April 30, 2016, we had a cash balance of $0. As of April 30, 2016, our current liabilities and stockholders' deficit was $68,901. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended April 30, 2016 and 2015, net cash flows used in operating activities was $42,844 and 26,785, respectively.

Cash Flows from Investing Activities

For the fiscal year ended April 30, 2016 and 2015, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the year ended April 30, 2016 and 2015, a director of the Company advanced $42,844 and $21,049, respectively, to the Company to cover the Company's operating expenses. As of April 30, 2016 and 2015, the Company owed this director $63,893 and $21,049, respectively.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $46,687 for the fiscal year ended April 30, 2016. In addition, the Company had a working capital and stockholders' deficiency of $68,901 at April 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oriental Magic Soup, Inc.

Anaheim, California

We have audited the accompanying balance sheets of Oriental Magic Soup, Inc. (the "Company") as of April 30, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 1, 2016

ORIENTAL MAGIC SOUP, INC.

BALANCE SHEETS

	April 30,	April 30,
	2016	2015

ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,008	$1,165
Due to related party	63,893	21,049
Total Liabilities	68,901	22,214

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding, as of April 30, 2016 and 2015	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 33,900,000 shares issued and outstanding, as of April 30, 2016 and 2015	33,900	33,900
Additional paid-in capital	1,800	1,800
Accumulated deficit	(104,601)	(57,914)
Total Stockholders' Deficit	(68,901)	(22,214)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	April 30,
	2016	2015
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	15,715	20,841
Professional fees	30,972	22,164
TOTAL OPERATING EXPENSES	46,687	43,005

NET LOSS FROM OPERATIONS	(46,687)	(43,005)
Provision for income taxes	-	-

NET LOSS	$(46,687)	$(43,005)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	33,900,000	33,900,000

 The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

			Additional		Total
	Capital Stock		Paid-in	Accumulated	Stockholders'
	Amount	Value	Capital	Deficit	Deficit
Balance, April 30, 2014	33,900,000	$33,900	$(6,400)	$(14,909)	$12,591
Loans forgiven by previous shareholder	-	-	8,200	-	8,200
Net Loss	-	-	-	(43,005)	(43,005)
Balance, April 30, 2015	33,900,000	$33,900	$1,800	$(57,914)	$(22,214)
Net Loss	-	-	-	(46,687)	(46,687)
Balance, April 30, 2016	33,900,000	$33,900	$1,800	$(104,601)	$(68,901)

The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(46,687)	$(43,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	15,055
Accounts payable and accrued liabilities	3,843	1,165
Net cash used in operating activities	(42,844)	(26,785)

Cash flows from financing activities:
Due to related party proceeds	42,844	21,049
Net cash provided by financing activities	42,844	21,049

Net decrease in cash	-	(5,736)
Cash, beginning of the period	-	5,736
Cash, end of the period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:
Loans forgiven by previous shareholder	$-	$8,200

The accompanying notes are an integral part of these financial statements.

ORIENTAL MAGIC SOUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was originally incorporated as Dinamo Corp.in the State of Nevada on March 25, 2013. The Company's fiscal year end is April 30. On March 23, 2015, the Company changed its name to Oriental Magic Soup, Inc. and had a new symbol of "CQGU".

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

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At April 30, 2016 and 2015, the Company had $0 in cash and cash equivalents, respectively.

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

Related party

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Related Party Balances and Transactions

The Company records all related party balances and transactions in accordance with ASC Topic 850 – "Related Party Disclosures."

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

During the year ended April 30, 2016 and 2015, a director of the Company advanced $42,844 and $21,049, respectively, to the Company to cover the Company's operating expenses. The advances borrowed from the Company during April 30, 2016 and 2015 were for Company expenses directly paid by the director on behalf of the Company. As of April 30, 2016 and 2015, the Company owed this director $63,893 and $21,049, respectively.

During the year ended April 30, 2015, $8,200 loan was forgiven by a previous director of the Company and was recorded as additional paid-in capital.

NOTE 4 – CAPITAL STOCK

During the years ended April 30, 2016 and 2015, no new shares were issued. As of April 30, 2016 and 2015, the Company had 33,900,000 shares of common stock issued and outstanding.

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

NOTE 7 – INCOME TAX

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	April 30,
	2016	2015
Federal income tax benefit attributable to:
Current Operations	$15,874	$14,622
Less: valuation allowance	(15,874)	(14,622)
Net provisions for Federal income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30,	April 30,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$35,565	$19,691
Less: valuation allowance	(35,565)	(19,691)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of $104,601, which expire commencing in fiscal 2033, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. The Company is continuing to evaluate disclosure controls on an ongoing basis.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of April 30, 2016 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2016, our internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is the name, age and present principal occupation or employment of our current director and executive officer.

Name and Business Address	Age	Position

Zhufeng Wang	53	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Wang has been our President, Chief Executive Officer, Chief Financial Officer, Secretary and a director since October 20, 2014. Mr. Wang founded and has been the chairman of the Chongqing Wuling Delicacies Group, a China company focused on the marketing and sale of healthy mushroom food delicacies located in Chongqing, China since 1996. Mr. Wang is a graduate of Southwest University in Chongqing and also holds an executive MBA degree from Beijing University.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 25, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 33,900,000 shares of our common stock issued and outstanding as of July 25, 2016. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Oriental Magic Soup, Inc., 700 N. Street, Suite B#14917, Anaheim, California 92801.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Zhufeng Wang	20,875,500	61.7	6%
Qingran Yang 9 Hong Tai Lu Wulong Xian, Chongqing Shi China	4,077,000	12%
Directors and officers as a group (1 person)	20,875,500	61.7	6%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended April 30, 2016 and 2015, Mr. Wang, the sole officer and director of the Company advanced $42,844 and $21,049, respectively, to the Company to cover the Company's operating expenses. As of April 30, 2016 and 2015, the Company owed this director $63,893 and $21,049, respectively. The loans are interest free and due on demand.

During the year ended April 30, 2015, $8,200 loan was forgiven by a previous director of the Company and was recorded as additional paid-in capital.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant for our fiscal years ended April 30, 2016 and April 30, 2015 was MaloneBailey LLP. Their fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015
Audit Fees	$11,990	$5,982
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of April 30, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL MAGIC SOUP, INC.

Dated: August 2, 2016	By:	/s/Zhufeng Wang
	Name:	Zhufeng Wang
	Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Director (Principal Executive Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 2, 2016	By:	/s/ Zhufeng Wang
	Name:	Zhufeng Wang
	Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Director (Principal Executive Financial and Accounting Officer)

