Form 10-Q
period 2016-07-31
ORIENTAL MAGIC SOUP, INC.
filed 2016-10-04
CIK 1579541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission file number 000-55458

ORIENTAL MAGIC SOUP, INC.

(Exact name of registrant as specified in its charter)

700 N. Valley Street, Suite B#14917

Anaheim, CA 928017

 (Address of principal executive offices) (Zip Code)

(323)-978-0870

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

There were 33,900,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of September 13, 2016.

PART I.      FINANCIAL INFORMATION

Item 1.            Financial Statements

ORIENTAL MAGIC SOUP, INC.

BALANCE SHEETS

	July 31	April 30,
	2016	2016
	(Unaudited)

Total Assets	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,415	$5,008
Due to related party	69,967	63,893
Total Liabilities	74,382	68,901

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding as at July 31, 2016 and April 30, 2016, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
33,900,000 shares issued and outstanding as at July 31, 2016 and April 30, 2016, respectively	33,900	33,900
Additional paid-in capital	1,800	1,800
Accumulated deficit	(110,082)	(104,601)
Total Stockholders’ Deficit	(74,382)	(68,901)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31
	2016	2015
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	681	81
Professional fees	4,800	9,784
TOTAL OPERATING EXPENSES	5,481	9,865

NET LOSS FROM OPERATIONS	(5,481)	(9,865)
Provision for income taxes	-	-

NET LOSS	$(5,481)	$(9,865)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	33,900,000	33,900,000

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31
	2016	2015
Cash flows from operating activities:
Net loss	$(5,481)	$(9,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,481	9,865
Net cash used in operating activities	-	-

Net decrease in cash	-	-
Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:
Loans from related party	$6,074	$4,500

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was originally incorporated as Dinamo Corp. in the State of Nevada on March 25, 2013. The Company’s fiscal year end is April 30. On March 23, 2015, the Company changed its name to Oriental Magic Soup, Inc. and had a new symbol of “CQGU”.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission on August 2, 2016. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 – DUE TO RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Those loans are non-interest bearing, unsecured, and due on demand.

During the three months ended July 31, 2016, the Company owed $6,074 to the director for expenses paid directly on behalf of the Company. As of July 31, 2016, $69,967 was owed by the Company to the director and was recorded as due to related party. The amount due to the director is non-interest bearing and due on demand.

NOTE 4 – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues since inception. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

 Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Oriental Magic Soup, Inc.,” the “Company,” “we,” “our” or “us” refer to Oriental Magic Soup, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

We do not have sufficient cash to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding may be in the form of equity financing from the sale of shares of our common stock. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We may also seek to obtain short-term loans from our directors or unrelated parties. Our stockholders may lend us funds. However, those shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

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

Results of Operations

For the three months ended July 31, 2016 and July 31, 2015

Revenues

The Company did not generate any revenues during the three months ended July 31, 2016 and July 31, 2015.

Total operating expenses

During the three months ended July 31, 2016, our total operating expenses were $5,481 which consisted of $4,800 of professional fees and general and administrative expenses of $681, as compared to total operating expenses during the three months ended July 31, 2015 of $9,865 which consisted of $9,784 of professional fees and $81 of general and administrative expenses. The decrease in total operating expenses during the three months ended July 31, 2016 resulted primarily from a decrease in professional fees during such period.

Net Loss

For the three months ended July 31, 2016, we had a net loss of $5,481, as compared to a net loss for the three months ended July 31, 2015 of $9,865.

Liquidity and Capital Resources

As of July 31, 2016, we had no cash or other assets. As of July 31, 2016, our current liabilities were 74,382, consisting of $69,967 due to the sole officer and director and $4,415 for accounts payable and accrued liabilities.

We will have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2016, net cash flows used in operating activities were $5,481.

Cash Flows from Investing Activities

For the three months ended July 31, 2016, there were no investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from the Company’s director. For the three months ended July 31, 2016, we received a  $6,074 loan from our director.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues since inception and incurred a net loss of $5,481 during the three months ended July 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $500,000 to fund its expenses and execute its business plan over the next twelve months. If the Company is unable to execute on its business plan, management estimates it will need approximately $50,000 to cover professional fees as a reporting company for the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. The Company is continuing to evaluate disclosure controls on an ongoing basis.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of July 31, 2016 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of July 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility of a material misstatement of our annual or interim financial statements or will prevent or detect such misstatement on a timely basis. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 15, 2016, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL MAGIC SOUP, INC.
Dated: October 4, 2016
By: /s/Zhufeng Wang Name: Zhufeng Wang Title: President, Chief Executive Officer, Chief Financial Officer Secretary and Director (Principal Executive Financial and Accounting Officer)

