Form 10-Q
period 2016-10-31
ORIENTAL MAGIC SOUP, INC.
filed 2016-12-20
CIK 1579541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

There were 33,900,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of December 15, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENTAL MAGIC SOUP, INC.

BALANCE SHEETS

	October 31,	April 30,
	2016	2016
	(Unaudited)

ASSETS
Current
Total Assets	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,325	$5,008
Due to related party	79,222	63,893
Total Liabilities	81,547	68,901

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding as at October 31, 2016 and April 30, 2016, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
33,900,000 shares issued and outstanding as at October 31, 2016 and April 30, 2016, respectively	33,900	33,900
Additional paid-in capital	1,800	1,800
Accumulated deficit	(117,247)	(104,601)
Total Stockholders’ Deficit	(81,547)	(68,901)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting Fees	-	15,240	-	15,240
General and administrative expenses	250	-	931	81
Professional fees	6,915	5,799	11,715	15,583
TOTAL OPERATING EXPENSES	7,165	21,039	12,646	30,904

NET LOSS FROM OPERATIONS	(7,165)	(21,039)	(12,646)	(30,904)
Provision for income taxes	-	-	-	-

NET LOSS	$(7,165)	$(21,039)	$(12,646)	$(30,904)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	33,900,000	33,900,000	33,900,000	33,900,000

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,646)	$(30,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,646	30,904
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by investing g activities	-	-

Net decrease in cash	-	-
Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:
Loans from related party	$15,329	$24,606

 The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was originally incorporated as Dinamo Corp. in the State of Nevada on March 25, 2013. The Company’s fiscal year end is April 30. On March 23, 2015, the Company changed its name to Oriental Magic Soup, Inc. and had a new symbol of “CQGU”.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission on August 2, 2016. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 – DUE TO RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Those loans are non-interest bearing, unsecured, and due on demand.

During the six months ended October 31, 2016, the Company owed $15,329 to the director for expenses paid directly on behalf of the Company. As of October 31, 2016, $79,222 was owed by the Company to the director and was recorded as due to related party. The amount due to the director is non-interest bearing and due on demand.

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

For the three months ended October 31, 2016 and October, 2015

Revenues

The Company did not generate any revenues during the three months ended October 31, 2016 and October 31, 2015.

Total operating expenses

During the three months ended October 31, 2016, our total operating expenses were $7,165 which consisted of professional fees of $6,915 and general and administrative expenses of $250, as compared to total operating expenses during the three months ended October 31, 2015 of $21,039 which consisted of consulting fees of $15,240 and professional fees of $5,799. The decrease in total operating expenses during the three months ended October 31, 2016 resulted primarily from a decrease in consulting fees during such period. Consulting fees during the three months ended October 31, 2015 were related to due diligence on potential acquisitions, which were not a recurring expense.

Net Loss

For the three months ended October 31, 2016, we had a net loss of $7,165, as compared to a net loss for the three months ended October 31, 2015 of $21,039.

For the six months ended October 31, 2016 and October, 2015

Revenues

The Company did not generate any revenues during the six months ended October 31, 2016 and October 31, 2015.

Total operating expenses

During the six months ended October 31, 2016, our total operating expenses were $12,646 which consisted of professional fees of $11,715 and general and administrative expenses of $931, as compared to total operating expenses during the six months ended October 31, 2015 of $30,904 which consisted of consulting fees of $15,240, professional fees of $15,583 and general and administrative expenses of $81. The decrease in total operating expenses during the six months ended October 31, 2016 resulted primarily from a decrease in consulting fees and professional fees during such period. Consulting fees during the six months ended October 31, 2015 were related to due diligence on potential acquisitions, which were not a recurring expense.

Net Loss

For the six months ended October 31, 2016, we had a net loss of $12,646, as compared to a net loss for the six months ended October 31, 2015 of $30,904.

Liquidity and Capital Resources

As of October 31, 2016, we had no cash or other assets. As of October 31, 2016, our current liabilities were 81,547, consisting of $79,222 due to our sole officer and director and $2,325 for accounts payable and accrued liabilities.

We will have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the six months ended October 31, 2016. For the six months ended October 31, 2015, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

For the six months ended October 31, 2016, and 2015, there were no investing activities.

Cash Flows from Financing Activities

We have in the past financed our operations primarily from advances from the Company’s sole officer and director. For the six months ended October 31, 2016, there was no cash provided by financing activities.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues since inception and incurred a net loss of $12,646 during the six months ended October 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need ongoing funding for its expenses and execute its business plan over the next twelve months. If the Company is unable to execute on its business plan, management estimates it will need approximately $50,000 to cover professional fees as a reporting company for the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. The Company is continuing to evaluate disclosure controls on an ongoing basis.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of October 31, 2016 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of October 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended October 15, 2016, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Dated: December 20, 2016
	By:	/s/ Zhufeng Wang
	Name:	Zhufeng Wang
	Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Director (Principal Executive Financial and Accounting Officer)

