Form 10-Q
period 2017-01-31
ORIENTAL MAGIC SOUP, INC.
filed 2017-04-03
CIK 1579541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number 000-55458

ORIENTAL MAGIC SOUP, INC.
(Exact name of registrant as specified in its charter)

China Gold Street No. 2, General Chamber of Commerce Building 10-8

Yubei District, Chongqing City, China

(Address of principal executive offices) (Zip Code)

+866 0236 280 7366

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

There were 33,900,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of March 10, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENTAL MAGIC SOUP, INC.

BALANCE SHEETS

	January 31,	April 30,
	2017	2016
	(Unaudited)

ASSETS
Current
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$763	$5,008
Due to related party	86,657	63,893
Total Liabilities	87,420	68,901

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding as at January 31, 2017 and April 30, 2016, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
33,900,000 shares issued and outstanding as at January 31, 2017 and April 30, 2016, respectively	33,900	33,900
Additional paid-in capital	1,800	1,800
Accumulated deficit	(123,120)	(104,601)
Total Stockholders’ Deficit	(87,420)	(68,901)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting Fees	-	-	-	15,240
General and administrative expenses	73	-	1,004	81
Professional fees	5,800	9,665	17,515	25,248
TOTAL OPERATING EXPENSES	5,873	9,665	18,519	40,569

NET LOSS FROM OPERATIONS	(5,873)	(9,665)	(18,519)	(40,569)
Provision for income taxes	-	-	-	-

NET LOSS	$(5,873)	$(9,665)	$(18,519)	$(40,569)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING: BASIC AND DILUTED	33,900,000	33,900,000	33,900,000	33,900,000

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,519)	$(40,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,519	40,569
Net cash used in operating activities	-	-

Net decrease in cash	-	-
Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing activities:
Loans from related party	$22,764	$40,344

The accompanying notes are an integral part of these unaudited financial statements.

ORIENTAL MAGIC SOUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was originally incorporated as Dinamo Corp. in the State of Nevada on March 25, 2013. The Company’s fiscal year end is April 30. On March 23, 2015, the Company changed its name to Oriental Magic Soup, Inc. and had a new symbol of “CQGU”.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission on August 2, 2016. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3 – DUE TO RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Those loans are non-interest bearing, unsecured, and due on demand.

During the nine months ended January 31, 2017, the Company borrowed $22,764 from its sole director who paid for expenses directly on behalf of the Company. As of January 31, 2017, $86,657 was owed by the Company to the director and was recorded as due to related party. The amount due to the director is non-interest bearing and due on demand.

NOTE 4 – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has no revenues. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

On February 27, 2015, we approved a 6:1 forward stock split of our common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of our common stock for every one share owned. The forward split was effective on March 23, 2015. All share amounts are presented retroactively.

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

To date, we have no assets. Our operations have been merely preparatory and have not generated any revenues and we have recurring net losses. We currently have no employees other than our sole executive officer and director.

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

Results of Operations

We have not generated any revenue and have incurred recurring losses. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements.

For the three months ended January 31, 2017 and January 31, 2016

Revenues

The Company did not generate any revenues during the three months ended January 31, 2017 and January 31, 2016.

Total operating expenses

During the three months ended January 31, 2017, our total operating expenses were $5,873 which consisted of professional fees of $5,800 and general and administrative expenses of $73, as compared to total operating expenses during the three months ended January 31, 2016 of $9,665 which consisted of professional fees. The decrease in professional fees was related to a decrease in accounting and audit fees.

Net Loss

For the three months ended January 31, 2017, we had a net loss of $5,873, as compared to a net loss for the three months ended January 31, 2016 of $9,665.

For the nine months ended January 31, 2017 and January 31, 2016

Revenues

The Company did not generate any revenues during the nine months ended January 31, 2017 and January 31, 2016.

Total operating expenses

During the nine months ended January 31, 2017, our total operating expenses were $18,519 which consisted of professional fees of $17,515 and general and administrative expenses of $1,004, as compared to total operating expenses during the nine months ended January 31, 2016 of $40,569 which consisted of consulting fees of $15,240, professional fees of $25,248 and general and administrative expenses of $81. The decrease in total operating expenses during the nine months ended January 31, 2017 resulted primarily from a decrease in one-time consulting fees of $15,240 incurred in the nine months ended January 31, 2016, which were non-recurring, and a decrease in professional fees of $7,733.

Net Loss

For nine months ended January 31, 2017, we had a net loss of $18,519, as compared to a net loss for the nine months ended January 31, 2016 of $40,569.

Liquidity and Capital Resources

As of January 31, 2017, we had no cash or other assets. As of January 31, 2017, our current liabilities were $87,420, consisting of $86,657 due to our sole officer and director and $763 for accounts payable and accrued liabilities.

We will have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2017, net cash flows used in operating activities were $0. For the nine months ended January 31, 2016, net cash flows used in operating activities were $0.

Cash Flows from Investing Activities

For the nine months ended January 31, 2017 and 2016, there were no investing activities.

Cash Flows from Financing Activities

We have in the past financed our operations primarily from advances from the Company’s sole officer and director. For the nine months ended January 31, 2017 and 2016, there was no cash provided by financing activities. The Company did borrow $22,764 and $40,344 respectively from the sole director who paid for expenses directly on behalf of the Company.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company as no revenues and incurred a net loss of $18,519 during the nine months ended January 31, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. The Company is continuing to evaluate disclosure controls on an ongoing basis.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of January 31, 2017 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of January 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2017, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ORIENTAL MAGIC SOUP, INC.

Dated: April 3, 2017	By:	/s/ Zhufeng Wang
	Name:	Zhufeng Wang
	Title:	President, Chief Executive Officer, Chief Financial Officer
Secretary and Director (Principal Executive Financial and Accounting Officer)

